Form 10QSB
period 2007-04-30
Innovative Consumer Products, Inc.
filed 2007-06-13
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-140685

Innovative Consumer Products, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5347856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10436 Gwynns Falls, Las Vegas, NV 89183
(Address of principal executive offices)

(702) 756-1521
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,665,000 common shares as of June 13, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheets as of April 30, 2007 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended April 30, 2007 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity as of April 30, 2007 (unaudited);

F-4	Consolidated Statements of Cash Flows for the three months ended April 30, 2007 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Balance Sheets
(A Development Stage Company)

	April 30, 2007	January 31, 2007
CURRENT ASSETS	(unaudited)

Cash	$17,900	$17,917

Total Current Assets	17,900	17,917

TECHNOLOGY, net	12,465	12,465

TOTAL ASSETS	$30,365	$30,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$-

Total Current Liabilities	-	-

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,665,000 shares issued and outstanding	11,665	11,665
Additional paid in capital	21,830	18,830
Deficit accumulated during the development stage	(3,130)	(113)

Total Stockholders' Equity	30,365	30,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,365	$30,382

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Operations
(A Development Stage Company)

	For the Three Months Ended April 30, 2007	For the Period from Inception on June 30, 2006 Through January 31, 2007	For the Period from Inception on June 30, 2006 Through April 30, 2007
	(unaudited)		(unaudited)
SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES

General and administrative	3,017	113	3,130

Total Expenses	3,017	113	3,130

LOSS FROM OPERATIONS	(3,017)	(113)	(3,130)

Net Loss	$(3,017)	$(113)	$(3,130)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,665,000	7,205,571

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(A Development Stage Company)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage

Balance at inception on June 30, 2006	-	$-	$-	$-

Common shares issued for

cash on August 1, 2006 at $0.001 per share	5,000,000	5,000	-	-

Common shares issued for subsidiary on August 30, 2006 at $0.001 per share	2,500,000	2,500	10,500	-

Common shares issued for cash on January 26, 2007 at $0.003 per share	4,165,000	4,165	8,330	-

Net loss for the period from inception on June 30, 2006 through January 31, 2007	-	-	-	(113)

Balance, January 31, 2007	11,665,000	11,665	18,830	(113)

Contributed capital	-	-	3,000	-

Net loss for the three months ended April 30, 2007 (unaudited)	-	-	-	(3,017)

Balance, April 30, 2007 (unaudited)	11,665,000	$11,665	$21,830	$(3,130)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Cash Flows
(A Development Stage Company)

	For the Three Months Ended April 30, 2007	For the Period from Inception on June 30, 2006 Through January 31, 2007	For the Period from Inception on June 30, 2006 Through April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)		(unaudited)

Net loss	$(3,017)	$(113)	$(3,130)
Change in operating assets and liabilities:
Change in accounts payable and accrued expenses	-	-	-

Net Cash Used in Operating Activities	(3,017)	(113)	(3,130)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of technology	-	(12,465)	(12,465)

Net Cash Used In Operating Activities	-	(12,465)	(12,465)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	3,000	-	3,000
Cash received in acquistion of subsidiary	-	13,000	13,000
Common stock issued for cash	-	17,495	17,495

Net Cash Provided By Financing Activities	3,000	30,495	33,495

INCREASE (DECREASE) IN CASH	(17)	17,917	17,900

CASH AT BEGINNING OF YEAR	17,917	-	-

CASH AT END OF YEAR	$17,900	$17,917	$17,900

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and January 31, 2007

NOTE 1 - OVERVIEW, GOING CONCERN, AND MANAGEMENTS’ PLANS

Business Overview

Innovative Consumer Products, Inc. (“the Company”) was incorporated on June 30, 2006 under the laws of the state of Nevada. The Company was incorporated for the purpose of manufacturing marketing an invention known as the Purse Hook. The Company acquired the exclusive license to this product upon the acquisition of its wholly owned subsidiary, L.A.X. Innovations, LLC. (a Nevada LLC.) from the Company’s founding shareholder for 2,500,000 shares of its common stock. The initial capitalization of the Company was $5,000, in the form of 5,000,000 shares of common stock.

The Company has realized no revenues through April 30, 2007 and January 31, 2007 and is classified as a development stage company.

Going Concern and Managements’ Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, at April 30, 2007 and January 31, 2007, the Company has had no revenues from sales of its products. Additionally, the Company had an accumulated deficit of $130 and minimal operating funds. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking operating funds through debt or equity financing. The Company anticipates using these funds to begin to manufacture and market the Purse Hook and that a consistent stream of revenues will result from operations. However, there is no assurance that the Company's efforts in this regard will be successful.

The Company's ability to continue as a going concern is dependent on its success in developing a consistent revenue source or, alternatively, in obtaining short-term financing while its business is being developed. There are no assurances that such revenues will fully develop, or that financing can be obtained at terms acceptable to the Company. To the extent that such financing is equity-based, this may result in dilution to the existing shareholders.

The financial statements presented herein do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Other Assets

Other assets are the costs incurred to protect and secure the Company’s patents and license rights to the Purse Hook. At April 28, 2007, the Company has had no sales its product. Accordingly, the Company has not yet begun to amortize these fixed costs. The Company will begin to amortize these costs when sales commence beginning in mid 2007. When amortization commences the Company has elected to utilize the straight-line method at rates adequate to allocate the cost of the other assets over their expected useful lives of five years.

INNOVATIVE CONSUMER PRODUCTS, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and January 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Basic Loss Per Share

Basic Income (Loss) Per Share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. The Company had no common stock equivalents outstanding as of April 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently

INNOVATIVE CONSUMER PRODUCTS, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and January 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Revenue Recognition

The Company will record the net invoiced amount of sales of its Purse Hook products upon delivery to and acceptance by its customers.

Related Party Transactions

On August 30, 2006, the Company issued 2,500,000 of its common stock to its founding shareholder to acquire its wholly owned subsidiary L.A.X. Innovations, LLC., which holds the exclusive license rights to the Purse Hook.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions have been eliminated in the consolidation.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components:

	April 30, 2007	January 31, 2007
Net Operating Loss Carryover	$1,000	$44
Valuation allowance	(1,000)	(44)
Net deferred tax asset	$-	$-

At April 30, 2007, the Company had net operating loss carry forwards of approximately $3,100 that may be offset against future taxable income from the years 2007 through 2027. No tax benefit has been reported in the April 30, 2007, consolidated financial statement since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

INNOVATIVE CONSUMER PRODUCTS, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and January 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2007 and for all periods presented have been made.

NOTE 3 - EQUITY TRANSACTIONS

On January 26, 2007, the Company completed a private placement of 4,165,000 shares of its common stock at $0.003 per share for gross proceeds of $12,495.

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. The shares may be issued by the board of directors at which time the rights and preferences of the preferred shares will be determined.

NOTE 4 - BASIC LOSS PER SHARE

The following table set forth the computation of basic and diluted loss per share data:

	Three Months Ended April 30, 2007	Period ended January 31, 2007
Net loss - numerator	$(3,017)	$(113)
Denominator for basic loss per share - weighted average shares	11,665,000	7,205,571
Basic loss per common share	$(0.00)	$(0.00)

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are a Nevada corporation, formed June 30, 2006.

Through our operating subsidiary, L.A.X. Innovations, LLC, we hold the exclusive worldwide license for the manufacturing, distribution, marketing, and sub-licensing of a proprietary consumer product known as the Purse Hook.  This product a portable clamp/hook device that attaches to the edge of a table or other surface to provide a safe and elevated place to store a purse. The Purse Hook features an adjustable clamp that can be tightened easily and secured to any table. The hook opens easily and closes securely; opening so the strap of the purse could be placed inside and closing to prevent the purse from falling off the hook or being removed by others.

We plan to complete manufacture of several alternative prototypes of the Purse Hook, to secure U.S. and non-U.S. patent protection of its innovative product design, and to begin marketing of the product to manufacturers and wholesalers worldwide.

Principal Products and Services

The Purse Hook will allow a woman to keep her purse in close proximity, offer a personal space attached to the table right near her seat, eliminate the need to store her purse on an empty chair, in another room, or on the floor, and even be utilized to hang a diaper bag, trash bag, camera bag, umbrella, shopping bag, tote bag, or doggie bag. The Purse Hook features an adjustable clamp that could be tightened easily and secured to any table. The hook opens and closes; opening so the strap of the purse can be placed inside and closing to prevent the purse from falling off the hook or being removed by others.

Clamp
Table Top
Adjustable Clamp
Fully Enclosed
Hook
Hook can be opened or
closed for purse handle
to be placed inside
and secured
Connection can be
Hinged or Static

FIG. 1

NOTES: ____

The design of the Purse Hook, featured in the schematic drawing above, is innovative and yet relatively simple. The elements of the Purse Hook can be made of standard industry supply such asplastic and metal. The product measures approximately three and a half inches high and three and a half inches long, with a four to five-inch diameter. The Purse Hook will be manufactured using standard production of similar products. Materials, processes and even construction techniques will be similar, with adaptations made for the specific design of Purse Hook. Variations to the basic model will vary in price depending upon the cost of their specific components. The components of Purse Hook utilize standard production technology. No new research or development in this area is anticipated, nor is a major retooling or materials expense expected. In effect, this provides the Company with lower start-up costs, which is a major consideration for product development. Existing production processes and techniques will suffice without resorting to new technology. Management believes that the product will be manufactured from conventional and commercially available materials with existing production technology.

The Purse Hook has the potential to become the portable solution to the common dilemma of where to safely and sanitarily put a purse while dining out or visiting someone's home. The product offers the following primary benefits to the consumer and to potential sub-license manufacturers and distributors of the product:

•	The Purse Hook will be relatively inexpensive, sturdy, durable, practical, and easy to use.

•	The Purse Hook will provide a woman with a safe and elevated place to store her purse.

•	The Purse Hook will be made out of readily available manufactured materials.

•	The Purse Hook will keep a woman's purse off the floor while she is dining out or visiting someone's home.

The per-unit estimated costs and pricing for the product are as follows:

Estimated Manufacturing Cost	$2.49
Wholesale Price	$4.99
Suggested Retail Price	$7.49

Completive Business Conditions and Methods of Competition

There are currently a number of portable purse-hanger style products in the marketplace. The Company plans to compete with these products by offering a superior design. All of the competing products currently in the marketplace share the same design. Each of them consists of a curved metal bar that is rested on the edge of a table. The woman’s purse is hung from the bottom part of the bar and is kept in place by counter-weight. The Company believes that the design for the Purse Hook is far superior to these products. The Purse Hook fastens securely to almost any surface and features an enclosed hook that keeps the purse handles in place. When compared to competing products, the Purse Hook is far more versatile and more effective in preventing the woman’s purse from falling to the floor or being snatched by a passing thief.

Target Market and Marketing and Distribution Methods

We plan to market the Purse Hook to a wide demographic with the U.S. consumer market for convenience items.

The Company envisions a multi-faceted marketing plan using several channels to reach both consumers and potential distributor / licensee manufacturers of the product.

Trade Shows

The Company’s immediate tactic for introducing Purse Hook to the marketplace is through both national and international invention trade shows. These shows bring together potentially interested companies, manufacturers, distributors, and venture capitalists and provide an excellent promotional showcase for new products. Invention trade shows reach unknown prospects. Exhibition of its product at trade shows will be the Company’s primary method for identifying potential distributors and licensee manufacturers of the Purse Hook. Under our agreement with the Patent and Trademark Institute, the Purse Hook is currently being represented periodically at certain national and international trade shows.

On-line and Print Catalogues; Print Advertising

Once the Purse Hook has been placed with a licensee manufacturer, one of the most cost effective means of promoting and advertising the product would be through the catalogs of various mail-order businesses. The mail-order industry has experienced tremendous growth and exciting change over the last few years. Catalog shopping is also taking hold in foreign countries. Mail-order companies wooing foreign markets are focusing on people whose lifestyles closely mirror their-American counterparts. In Europe, Japan, Mexico and Canada, there are more dual-career households and workers have less time for traditional shopping. Catalogs are fulfilling the need for convenience overseas, just like they do in the United States.

The Purse Hook will seek placement in various on-line catalogs such as:

•  ninewest.com
•  binkhandbags.com
•  stylemaven.com
•  handbagcentral.com
•  handbagsupplies.com
•  thatsabag.com

Purse Hook may also be distributed through mail-order houses such as Publisher's Clearing House and Sky Mall Catalog.

Magazines and trade journals have become an increasingly important medium for reaching specifically targeted audiences and markets. These audiences are highly selective and interested.

The Company believes that the Purse Hook is well- suited to magazine publications such as:

•  Woman's Day
•  Ms. Magazine
•  Redbook
•  Women Today
•  Cosmopolitan
•  Ladies Home Journal

Television

With proper funding and a licensee manufacturer in place, television will be the best medium through which to impress the potential buyers of Purse Hook and to show the product's usefulness and unique features. A television advertisement would show Purse Hook in use by means of sight, sound and motion, while reaching approximately 97 percent of homes. In addition, infomercials may ultimately be an important part of the Company’s marketing mix. The Company is considering a 10-minute, 20-minute or 30-minute infomercial for Purse Hook, so that the Company can reach the maximum number of truly interested consumers at the minimum cost.

Operating Budget

For the fiscal year beginning February 1, 2007

Legal	$5,000.00
Accounting	$3,500.00
Costs of prototype production	$1,500.00
Selling and advertising expense	$5,500.00
Office and administrative	$500.00
$16,000.00

Operating Objectives For The Fiscal Year Beginning February 1, 2007

During the first and second quarters of our first full fiscal year, we are focusing on producing a prototype batch of 150-200 Purse Hooks for use in our promotional efforts for the product. During the quarter ended April 30, 2007, we acquired materials and equipment for the production of several initial prototype models and have begun construction of the basic models on which we plan to base our initial batch of products. By the end of the third quarter, we hope to have our production and distribution arrangements in place and to begin limited advertising and promotion of our product to the U.S. consumer market. We hope to see our first sales to and begin experiencing revenue by end of the fiscal year. The following is a schedule of our business development goals for the current fiscal year:

By the end of the second quarter - we plan to complete our prototype product run (150-200 units) and to have advanced discussions regarding potential manufacture and distribution of our product under license with at least two companies.

By end of third quarter - we plan to secure production and distribution arrangements under an appropriate license and revenue sharing agreement or agreements with one or more outside firms. We also plan to commence limited marketing of our product to the consumer market.

By the end of the fourth quarter - we plan to begin sales and production of our product and to begin experiencing revenue.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended April 30, 2007

We did not earn any revenues from inception through the period ending April 30, 2007. We do not anticipate earning revenues until the fourth quarter of the fiscal year beginning February 1, 2007. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our products or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $3,130 from our inception on June 30, 2006 through the period ending April 30, 2007. We incurred operating expenses and net losses and in the amount of $3,017 during the three months ended April 30, 2007. Our operating expenses from inception through April 30, 2007 consisted of general and administrative expenses. Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable to manufacture of our product prototypes, marketing expenses, and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of April 30, 2007, we had cash of $17,900 and working capital of $17,900. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning February 1, 2007, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning February 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $17,900 as of April 30, 2007 and have accumulated deficit of $3,130 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Dawn Hughes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2007, the registration statement filed on Form SB-2 (Commission file number 333-140685) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 4,165,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on February 13, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Consumer Products, Inc.
Date:	June 13, 2007

By: /s/ Dawn Marie Hughes Dawn Marie Hughes Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director