Form 10QSB
period 2007-07-31
Innovative Consumer Products, Inc.
filed 2007-09-14
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,665,000 common shares as of September 12, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheets as of July 31, 2007 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended July 31, 2007 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity as of July 31, 2007 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three and six months ended July 31, 2007 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Balance Sheets
(A Development Stage Company)

ASSETS
	July 31, 2007	January 31, 2007
CURRENT ASSETS	(unaudited)

Cash	$15,075	$17,917

Total Current Assets	15,075	17,917

TECHNOLOGY, net	12,465	12,465

TOTAL ASSETS	$27,540	$30,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$750	$-

Total Current Liabilities	750	-

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	750	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,665,000 shares issued and outstanding
Additional paid in capital	21,830	18,830
Deficit accumulated during the development stage	(6,705)	(113)

Total Stockholders' Equity	26,790	30,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,540	$30,382

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Operations
(A Development Stage Company)
(Unaudited)
	For the Period from Inception on June 30, 2006 Through July 31, 2006	For the Three Months Ended July 31, 2007	For the Six Months Ended July 31, 2007	For the Period from Inception on June 30, 2006 Through July 31, 2007

SALES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES

General and administrative	-	3,575	6,592	6,705

Total Expense	-	3,575	6,592	6,705

LOSS FROM OPERATIONS	-	(3,575)	(6,592)	(6,705)

Net Loss	$-	$(3,575)	$(6,592)	(6,705)

PER SHARE DATA:

Basic loss per common share	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	11,665,000	11,665,000

The accompanying notes are an integral part of these financial statements.

 INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(A Development Stage Company)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage

Balance at inception on June 30, 2006	-	$-	$-	$-

Common shares issued for cash on August 1, 2006 at $0.001 per share	5,000,000	5,000	-	-

Common shares issued for subsidiary on August 30, 2006 at $0.001 per share	2,500,000	2,500	10,500	-

Common shares issued for cash on January 26, 2007 at $0.003 per share	4,165,000	4,165	8,330	-

Net loss for the period from inception on June 30, 2006 through January 31, 2007	-	-	-	(113)

Balance, January 31, 2007	11,665,000	11,665	18,830	(113)

Contributed capital	-	-	3,000	-

Net loss for the six months ended July 31, 2007 (unaudited)	-	-	-	(6,592)

Balance, July 31, 2007 (unaudited)	11,665,000	$11,665	$21,830	$(6,705)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Unaudited)
	For the Six Months Ended July 31, 2007	For the Period from Inception on June 30, 2006 Through July 31, 2006	For the Period from Inception on June 30, 2006 Through April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,592)	$-	$(6,705)
Change in operating assets and liabilities:
Change in accounts payable and accrued expenses	750	-	750

Net Cash Used in Operating Activities	(5,842)	-	(5,955)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of technology	-	-	(12,465)

Net Cash Used In Operating Activities	-	-	(12,465)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	3,000	-	3,000
Cash received in acquistion of subsidiary	-	-	13,000
Common stock issued for cash	-	-	17,495

Net Cash Provided By Financing Activities	3,000	-	33,495

INCREASE (DECREASE) IN CASH	(2,842)	-	15,075

CASH AT BEGINNING OF YEAR	17,917	-	-

CASH AT END OF YEAR	$15,075	$-	$15,075

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Notes to the Condensed Financial Statements
July 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2007 audited financial statements. The results of operations for the periods ended July 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

We are a Nevada corporation, formed June 30, 2006.

Through our operating subsidiary, L.A.X. Innovations, LLC, we hold the exclusive worldwide license for the manufacturing, distribution, marketing, and sub-licensing of a proprietary consumer product known as the Purse Hook.  This product is a portable clamp/hook device that attaches to the edge of a table or other surface to provide a safe and elevated place to store a purse. The Purse Hook features an adjustable clamp that can be tightened easily and secured to any table. The hook opens easily and closes securely; opening so the strap of the purse could be placed inside and closing to prevent the purse from falling off the hook or being removed by others.

Our original plan of operations was to complete manufacture of several alternative prototypes of the Purse Hook, to secure U.S. and non-U.S. patent protection of its innovative product design, and to begin marketing of the product to manufacturers and wholesalers worldwide. We planned to compete with other purse-hanger devices currently in the U.S. consumer market by offering a superior design. We believed that the design for the Purse Hook was far superior to competing products because it fastens securely to almost any surface and features an enclosed hook that keeps the purse handles in place. When compared to competing products, the Purse Hook is far more versatile and more effective in preventing the woman’s purse from falling to the floor or being snatched by a passing thief.

We had planned to market the Purse Hook to a wide demographic with the U.S. consumer market for convenience items by way of a multi-faceted marketing plan using several channels to reach both consumers and potential distributor / licensee manufacturers of the product, including trade shows, catalogues, and print media.

We had originally planned to produce an initial prototype run of 150-200 Purse Hook units by the end of our second quarter on July 31, 2007. Although we purchased some materials for this purpose during the first quarter of our current fiscal year, we have experienced significant difficulty in locating an appropriate manufacturer who is willing and able to produce a small batch of prototype Purse Hooks at an economically feasible cost. Due to our continuing difficulties in locating an affordable manufacturer for our product prototypes, we have begun to re-evaluate our plan of operations to determine whether it continues to be commercially viable. As a result of our relative lack of progress so far in developing the Purse Hook product, our meager working capital, and the relatively unpromising overall nature of our enterprise, management has been searching for and evaluating additional emerging products, product concepts, and lines of business for potential acquisition. Although we have not entered into any binding agreement regarding any specific new product or business opportunity at this time, we have been in negotiations and have been doing due diligence which we hope will lead to an agreement in the future. In the event we are able to reach such an agreement, we will re-focus our operations and follow a plan centering primarily the new product or business opportunity.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended July 31, 2007

We did not earn any revenues from inception through the period ending July 31, 2007. We do not anticipate earning revenues until the fourth quarter of the fiscal year beginning February 1, 2007. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our products or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $6,705 from our inception on June 30, 2006 through the period ending July 31, 2007. We incurred operating expenses and net losses and in the amount of $3,575 during the three months ended July 31, 2007 and in the amount of $6,592 in the six months ended July 31, 2007. Our operating expenses from inception through April 30, 2007 consisted of general and administrative expenses. Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of July 31, 2007, we had cash of $15,075 and working capital of $14,325. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning February 1, 2007, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning February 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We do not anticipate earning revenues unless or until such time as our Purse Hook product is ready for commercial production and sale. We can provide no assurance that our product will become ready for large scale manufacture or that we will experience any sales in the event that we are able to ready the product for commercial production.

Off Balance Sheet Arrangements

As of April 30, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $14,325 as of July 31, 2007 and have accumulated deficit of $6,705 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Dawn Hughes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2007.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2007.

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

Innovative Consumer Products, Inc.
Date:	September 14, 2007

By: /s/ Dawn Marie Hughes Dawn Marie Hughes Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director