Form 10QSB
period 2007-10-31
Innovative Consumer Products, Inc.
filed 2007-12-20
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,665,000 common shares as of December 14, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2007 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended October 31, 2007 (unaudited);

F-3	Consolidated Statements of Stockholder’s Equity (Deficit) as of October 31, 2007 (unaudited);

F-4	Consolidated Statements of Cash Flows for the three and nine months ended October 31, 2007 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Balance Sheets
(A Development Stage Company)

ASSETS

	October 31, 2007	January 31, 2007
CURRENT ASSETS	(unaudited)

Cash	$15,075	$17,917

Total Current Assets	15,075	17,917

TECHNOLOGY, net	12,465	12,465

TOTAL ASSETS	$27,540	$30,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,795	$-

Total Current Liabilities	3,795	-

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	3,795	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 90,000,000 shares authorized, 11,665,000 shares issued and outstanding	11,665	11,665
Additional paid in capital	21,830	18,830
Deficit accumulated during the development stage	(9,750)	(113)

Total Stockholders' Equity	23,745	30,382
TOTAL LIABILITIES AND
AND STOCKHOLDERS' EQUITY	$27,540	$30,382

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Operations
(A Development Stage Company)
(Unaudited)
	For the Three Months Ended Ended October 31, 2007	For the Three Months Ended Ended October 31, 2006	For the Nine Months Ended Ended October 31, 2007	For the Period from Inception on June 30, 2006 Through October 31, 2006	For the Period from Inception on June 30, 2006 Through October 31, 2007

SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES

General and administrative	3,045	-	9,637	-	9,750

Total Expenses	3,045	-	9,637	-	9,750

LOSS FROM OPERATIONS	(3,045)	-	(9,637)	-	(9,750)

Net Loss	$(3,045)	$-	$(9,637)	$-	$(9,750)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding	11,665,000	5,000,000	11,665,000	6,250,000

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(A Development Stage Company)

	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholder's Equity

Balance at inception on June 30, 2006	-	$-	$-	$-	$-

Common shares issued for cash on August 1, 2006 at $0.001 per share	5,000,000	5,000	-	-	5,000

Common shares issued for subsidiary on August 30, 2006 at $0.001 per share	2,500,000	2,500	10,500	-	13,000

Common shares issued for cash on January 26, 2007 at $0.003 per share	4,165,000	4,165	8,330	-	12,495

Net loss for the period from inception on June 30, 2006 through January 31, 2007	-	-	-	(113)	(113)

Balance, January 31, 2007	11,665,000	11,665	18,830	(113)	30,382

Contributed capital	-	-	3,000	-	3,000

Net loss for the nine months ended October 31, 2007 (unaudited)	-	-	-	(9,637)	(9,637)

Balance, October 31, 2007 (unaudited)	11,665,000	$11,665	$21,830	$(9,750)	$23,745

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS, INC.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	For the Nine Months Ended October 31, 2007	For the Period from Inception on June 30, 2006 Through October 31, 2006	For the Period from Inception on June 30, 2006 Through October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,637)	$-	$(9,750)
Change in operating assets and liabilities:
Change in accounts payable and accrued expenses	3,795	-	3,795

Net Cash Used in Operating Activities	(5,842)	-	(5,955)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of technology	-	-	(12,465)

Net Cash Used In Operating Activities	-	-	(12,465)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	3,000	-	3,000
Cash received in acquistion of subsidiary	-	13,000	13,000
Common stock issued for cash	-	5,000	17,495

Net Cash Provided By Financing Activities	3,000	18,000	33,495

INCREASE (DECREASE) IN CASH	(2,842)	18,000	15,075

CASH AT BEGINNING OF YEAR	17,917	-	-

CASH AT END OF YEAR	$15,075	$18,000	$15,075

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CONSUMER PRODUCTS INC.
Notes to Financial Statements
October 31, 2007 and January 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2007 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2007 audited financial statements. The results of operations for the period ended October 31, 2007 are not necessarily indicative of the operating results for the full years.

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

Results of Operations for the three and nine months ended October 31, 2007

We did not earn any revenues from inception through the period ending October 31, 2007. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our products or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses and in the amount of $3,045 during the three months ended October 31, 2007, compared to operating expenses and net losses of $0 during the three months ended October 31, 2006. We incurred operating expenses and net losses in the amount of $9,637 during the nine months ended October 31, 2007. Our operating expenses during this period consisted of general and administrative expenses. Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2007, we had cash of $15,075 and working capital of $11,280. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning February 1, 2007, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning February 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

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

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $11,280 as of October 31, 2007 and have accumulated deficit of $9,750 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Dawn Hughes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

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

Innovative Consumer Products, Inc.
Date:	December 20, 2007

By: /s/ Dawn Marie Hughes Dawn Marie Hughes Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director