Form 10KSB
period 2007-12-31
World Series of Golf, Inc.
filed 2008-03-17
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 333-140685

World Series of Golf, Inc.
(Name of small business issuer in its charter)

Nevada	87-0719383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5340 S. Procyon St. Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 740-1740

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [ x ]

State issuer’s revenue for its most recent fiscal year.  $980,414.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $29,429,106.75 as of March 3, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 21,399,999  Common Shares as of February 4, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes: __; No X

 PART I
Item 1.   Description of Business

We were originally incorporated on June 30, 2006 in Nevada. Our original plan of operations was to complete manufacture of several alternative prototypes of the Purse Hook, which is a proprietary clamp/hook device that attaches to the edge of a table or other surface to provide a safe and elevated place to store a purse.  We had planned to secure U.S. and non-U.S. patent protection of its design, and to begin marketing of the product to manufacturers and wholesalers worldwide.

Subsequent to the end of the reporting period on January 31, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with World Series of Golf, Inc., a privately held Nevada corporation (“World Series”), and WSG Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, World Series merged with and into Acquisition Sub (the “Merger”) on January 31, 2008, with the filing of articles of merger with the Nevada Secretary of State.  Subsequently, on February 1, 2008, we merged with our Acquisition Sub in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to World Series of Golf, Inc. effective February 1, 2008.

Following the Merger, we will no longer pursue development of the Purse hook product and have assigned all intellectual property related to the product back to its inventor, who has agreed to indemnify us against any related liabilities.  The Merger was accounted for as a “reverse merger” because the stockholders of World Series owned a majority of the outstanding shares of our common stock immediately following the Merger and now control our board of directors. World Series was deemed to be the accounting acquirer in the reverse merger.  The financial statements presented in this Annual Report are those of the combined entity.

Prior to the Merger, our fiscal year end was January 31, and the fiscal year end of World Series was December 31.  Following the interpretive guidelines of the Commission, we elected to formally change our fiscal year end to match our accounting predecessor’s fiscal year end.  Our fiscal year end is now December 31.

More complete information regarding the Merger can be found in our Current Report on Form 8-K and the exhibits thereto filed with the Securities and Exchange Commission on February 1, 2008.

As result of the Merger, we are now in the sports and entertainment industry and operate as World Series of Golf, Inc.  We conduct golf tournament events under a patent pending method of play format similar to Texas Hold ‘Em poker.  We produce our own content for television, broadband and online applications.  We conduct our operations from our headquarters located at 5340 S. Procyon St., Las Vegas, Nevada, 89118.

The Company

We are in the sports and entertainment business.  Our premiere event is a golf tournament played under a patent pending format similar to Texas Hold ‘Em poker.  The Inaugural World Series of Golf was played May 13-16, 2007 in Las Vegas, Nevada and aired on NBC Sports. The event was hosted by the MGM Mirage - the official casino and hotel of the World Series of Golf. The event featured two Las Vegas style wrap-around parties - opening night and closing night. The three day event with single day elimination was played at Primm Valley Golf Club with 60 players participating.  The event was viewed in over 2 million households on NBC Sports and had over 96 million internet impressions. It aired on

SKY Sports in Europe and was featured in local, national and regional coverage including the AP wire service.

The 2008 World Series of Golf will be played the week of May 12-15. There are more applicants than playing positions and the event is expected to double in size.  Our objective is to build a global brand with the finals bringing players from all over the world to Las Vegas and creating the largest payout of any golf tournament in the world. The World Series of Golf is also preparing to launch the World Series of Golf Europe and The World Series of Golf Online.

We also own the rights to a number of other event titles, including the “World Series of Men’s Professional Golf™”, “World Series of Women’s’ Professional Golf™”, “World Series of Amateur Golf™”, and the “World Series of Club Championship Golf™”. An application for the mark “World Series of Golf®” was filed in Canada on December 6, 2004 and was approved by the Canadian authority on September 27, 2005. We filed an international application for the World Series of Golf® game format in any of the countries which are members of the Patent Cooperation Treaty.  A United States patent application was filed for the World Series of Golf® game format with the United States Patent Trademark Office on October 5, 2004. The application is now patent pending.

Principal Products and Services

The Game – WORLD SERIES OF GOLF TOURNAMENT PLAY

The World Series of Golf® is a new golf tournament format incorporating the great game of golf with the popular game of poker. The World Series of Golf® is the Texas Hold ‘Em of golf and features a hole-by-hole hit and bet, no limit amateur prize tournament.  Players may bet, raise, check or fold after each round of shots with no limit.  Players may go “all in” even if they cannot match the bet.  Ties will split the pot.  In the event everyone ties a hole, antes will carry over to the next hole.  Players are eliminated when they cannot ante on a hole and may not buy back in.  In the event of an “all-in” tie that results in the combined ante carried over, a contestant will not be eliminated for being unable to meet the minimum new ante.  He will play that hole as “all-in”.  A dealer will be with each group to keep track of all wagers.

A draw will be made on the first hole to determine the order of play.  Player “one” will control the bet (button) on the first hole; player “two” will control the bet (button) on the second hole; player “three” will control the bet (button) on the third hole; player “four” will control the bet (button) on the fourth hole.  On the fifth hole, the rotation starts again, until the end.  All par three’s have an ante and the first wager is made prior to any player hitting a shot. The player who has the button makes the first wager prior to hitting the first shot.

The following is an illustration of the order events for a day World Series of Golf tournament.  This illustration is based upon the plans for our second annual tournament in Las Vegas.  Our second annual World Series of Golf is planned for May of 2008 and is expected to feature 125 players who will buy-in to the tournament with $10,000 each.

Round One

For the first round of the tournament, the 125 players will be randomly drawn and placed into 25 fivesomes.  As a result of the $10,000 per-player buy-in, each player’s bank will be $10,000.00 at the beginning of the World Series of Golf.  Play will commence with preset tee times.  The winner of each group will advance to play the other winners in the second day of competition.

On the first three holes of competition, players will ante $100.00 and double every three holes until the round is completed (holes 1-3 = $100; holes 4-6 = $200; holes 7-9 = $400; holes 10-12 = $800; holes 13-15 = $1,600; holes 16-18 = $3,200).  The minimum bet starts at $100.00 and players can go “all in” at any time. Any increases must be in $100.00 increments.  The match continues until only one player in each foursome remains to play Round Two.  If necessary, a playoff would continue the formula of doubling the ante, i.e., the first through third playoff holes would be $6,400 ante and the fourth hole would increase to a $12,800 ante, etc.

Round Two

The 25 players who advance to Round Two will be placed into five fivesomes. Each player’s bank at the beginning of Round Two will be set at $50,000.00 in World Series of Golf player’s cash. The winners of each of the five fivesome will advance to the final round of competition.

On the first three holes, the ante will be $500.00 and will double every three holes until the round is completed (holes 1-3 = $500; holes 4-6 = $1,000; holes 7-9 = $2,000; holes 10-12 = $4,000; holes 13-15 = $8,000; holes 16-18 = $16,000).  The minimum bet starts at $500.00 and players can go “all in” at any time. Any increases must be in $500.00 increments.  The match continues until only one player remains in each of the five groups.  The five group winners from Round Two will advance to play in the Finals.  If necessary, a playoff would continue the formula with the antes doubling on each playoff hole.

Round Three – the Finals

Five players will play in one fivesome in the final round.  Each player’s bank at the beginning of Round Two will be set at $250,000.00 in World Series of Golf® player’s cash.

On the first three holes, the ante will be $2,500.00 and will double every three holes until the round is completed (holes 1-3 = $2,500; holes 4-6 = $5,000; holes 7-9 = $10,000; holes 10-12 = $20,000; holes 13-15 = $40,000; holes 16-18 = $80,000).  The minimum bet starts at $2,500.00 and players can go “all in” at any time. Any increases must be in $2,500.00 increments.  The match continues until a winner is determined as the grand champion of the World Series of Golf.  If necessary, a playoff would continue the formula of doubling the ante on every hole.

As an illustration of player payouts at the end of a tournament, we plan to pay the following prizes to the top twenty-five finishers:

Winner	$250,000.00
2nd Place	60,000.00
3rd Place	50,000.00
4th Place	40,000.00
5th Place	30,000.00
6th Place-25th Place	10,000.00

Recap of Inaugural World Series of Golf Tournament

The Inaugural World Series of Golf was played May 13-16, 2007 in Las Vegas, Nevada. The event was hosted by the MGM Mirage and featured Las Vegas style wrap-around parties held on opening night and closing night. The single day elimination tournament was played at Primm Valley Golf Club with 60 players participating.  The players competed in 15 foursomes on day one.  Fifteen players advanced to day two, where they competed in three fivesomes. Five players competed in one fivesome played in the finals on day three.  The players’ handicaps in the field ranged from a 2 to a 30. Three women played in the event.   In the first two rounds, the players were placed into pre-flighted groups based on accredited handicaps in an attempt to insure that all players played against those with similar skill sets in the early rounds.  The first round was very competitive, with eight of the fifteen matches going on to extra holes. On day two, three of the five matches went to extra holes. Depending on the flight that the player advanced through, the final day was played with staggered tees.  We believe this format proved be fair and led to a more compelling competition. The winner of the inaugural event was an 11 handicap.

The inaugural event of the World Series of Golf attracted dozens of golf and gambling enthusiasts that had skill levels ranging from a 2-handicap to a 40+.   The players came from all walks of life and included one of the top money winners on the professional poker tour, a 60-year old retired railroad conductor from Colorado, a milkman from Chicago, a professional blackjack player, and a chef from one of Las Vegas’ five-star restaurants.  The field of competition featured three female golfers, including the CEO of a large construction company, a former Miss Nevada, and a former Bond Girl.

D.R., a Las Vegas-based professional gambler, took part in the tournament in between conducting his duties as an official judge for the Hawaiian Tropic Beauty Pageant which was held concurrently at the Mirage Hotel & Casino, the host hotel for the World Series of Golf.  Other notable personalities playing in the inaugural tournament included three top-five finishers from recent World Series of Poker events, a former NFL quarterback, and a former major league baseball player.

The champion of the inaugural World Series of Golf was a day trader once named “most eligible bachelor” in his hometown of Newport Beach, CA who had recently quit his job to “take some chances in life.”  The 2007 champion sealed his victory by betting “all-in” on his approach shot on the 373-yard par-4 16th hole at Primm Valley Golf Club.

As part of the inaugural World Series of Golf telecast, the producers weaved the real-life stories and varied backgrounds of the players into the fabric of the golf tournament telecast, providing viewers at home the opportunity to get to know these players and start to care about them.  We believe the first World Series of Golf broadcast featured people that were engaging and interesting to watch, a key factor that we believe is often lost in televised golf today.

We accumulated over 275 beta tapes in the coverage of our inaugural event. The event was aired on NBC Sports on June 23rd and 24th and was seen in almost 2 million households. Additionally, it aired in the U.K. on SKY Sports.

Television Strategy

We anticipate that television will be one of the primary revenue generators for our business.  We hope to continue to structure our broadcasts in the manner of reality shows where viewers can follow the background stories and play-by-play struggles of relatable and interesting ‘common person’ golfers.  We believe this type of presentation and approach to our tournaments will lead to more watchable and compelling television than the professional golf tournaments that are commonly broadcast on television today. Through our player application process, we will attempt to select a varied playing field for the World Series of Golf that will provide viewers with a number of memorable characters and interesting story lines.   We are currently working with Van Wagner Sports Group, an organization which provides customized media sales and consulting services, to further develop of our television strategy.

The initial programming for the first World Series of Golf tournament was televised on NBC.  As a lead-in to the tournament coverage for our 2008 event, we plan broadcast a number of encore presentations of footage from the 2007 event.  We expect that our television programs will primarily be postproduction events.  In the future, we hope to expand our programming content with coverage of additional satellite qualifying tournaments which may be held both U.S. and internationally. Our focus for each broadcast will be to create compelling storylines through the use of a reality-type production format.

Tournament Operations and Management

For on-course management of our World Series of Golf events, we utilize the services of Octagon, a global sports and entertainment marketing firm.  Through the event management company, we provide training of tournament personnel, hardware, software, signage, training and maintenance support.  The event management company is also responsible for maintaining the accuracy of the rules of the tournaments.

To insure a well-rounded field of players who are more likely to present compelling television footage, potential players in the World Series of Golf submit to an application process. We are currently accepting applications for our 2008 annual tournament and we expect to cap the event at 125 players.  Players for the 2008 World Series of Golf will arrive in Las Vegas on Monday, May 12.  An opening night draw party will be held on Monday evening. Twenty-five groups will play the Day One single-day elimination round.  The players advancing out of Round One will get paid. On Day Two, twenty-five players will compete in five fivesomes. Five players will advance to the finals played on Day Three, Thursday, May 16.  The five finalists will play for $430,000 in prize money. The winner will receive $250,000.00. We will conclude the event with a closing night Las Vegas extravaganza party at the host hotel, The Mirage.

The Mirage hotel and casino is the official hotel and casino host for our Las Vegas event.  The Mirage is located in the heart of the strip in Las Vegas and has over 3,000 rooms and over 100,000 square feet of gaming area. The Mirage will provide a command center and the gathering point for our Las Vegas tournaments and will be the location for our wrap-around social events related to the tournament.

In the future, we plan to attract player registration for our events in two fashions. The first method would be through sponsor-paid exemptions. These playing spots would be paid for by our event sponsors to be utilized by the sponsors in their course of business. The second method would be through an awareness campaign designed to push potential players to our Internet site.

Internet Video Games – Joint Venture With World Golf Tour

We are currently working with the World Golf Tour (WGT) to develop our patent-pending method of conducting golf tournaments play for online play. WGT (website: www.worldgolftour.com) designs and develops video games to be played on the Internet. We believe that the Internet has proven to be a superior medium for the modern day lifestyle, with the on-demand nature of the media combined with instant communications bringing people together quickly and affordably.  Taking our example from the emergence of online poker from the traditional live game of poker, we hope to expand our business model to the Internet by attracting golfers and golf enthusiasts who play computer games to an online version of the World Series of Golf.

WGT is currently offering is a patent-pending broadcast-quality virtual golf game that connects people online, enabling them to compete in golf tournaments and golf contests. The WGT’s current online golf game enables a player to interact with a community and start playing online immediately, with no need to install or download the game.

In cooperation with the highly qualified key personnel at WGT, we hope build upon WGT’s progress in developing virtual golf games for the Internet to build an on-line version of the World Series of Golf which can be played by multiple players together online and in a real-time tournament format.

Marketing

We will directly market our tournaments to the general public. We plan to work with the marketing department of the Mirage to tailor a marketing plan for our annual Las Vegas event. We anticipate that a portion of the sponsorship fees will be used to promote the tournament.  Advertising within The Mirage property may include in-house television channels, plasma boards, outside marquee signs, table tents, flyers, slot toppers and show cards to stimulate curiosity and tournament play. The Company will also seek to align itself with high-end publications that talk directly to our marketplace.

Internet

The Internet is our primary communication tool and provides our primary registration process. Our website has been developed in cooperation with OMS Online, a national website and ecommerce operators.  Our website went live in June of 2006 and started taking player applications from the public in July of 2006.   Through the website, we are now taking player applications for the 2008 event. On our website, we have been able to develop a series of links which include the Las Vegas Convention and Visitors Authority, our casino host, sponsors, golf publications, and search engines.
 OMS online has also developed an online e-commerce store for the World Series of Golf® which integrates into the OMS e-commerce solution.   Through our online store, we offer a variety of World Series of Golf logo and branded merchandise.

Although our primary Internet domain is worldseriesofgolf.com, we own a number of domain names including:

theworldseriesofgolf.com	theworldseriesofgolffinals.com
theworldseriesofgolflasvegas.com	worldseriesofgolf.info
worldseriesofgolf.tv	worldseriesofgolffinals.com
worldseriesofgolflasvegas.com	worldseriesofgolftournament.com
wsglasvegas.com	wsglv.com
britishworldseriesofgolf.com	canadianworldseriesofgolf.com
worldseriesofgolf.net	europeanworldseriesofgolf.com
worldseriesofgolf.org

Publications

We have agreed that GolfWorld, a Conde Nast publication and a part of the Golf Digest family of magazines, will be our exclusive golf publication.  GolfWorld is a weekly subscriber based publication with almost 300,000 subscribers.  Locally, Vegas Golfer magazine provides a special annual issue covering the World Series of Golf.

Intellectual Property

Mr. Kenneth L. Maul, our former Secretary/ Treasurer and a former director, is the inventor of the World Series of Golf game. On October 5, 2004, Mr. Maul submitted a U.S. utility patent application (Application No. 10/958,933) for the invention, entitled “Method for Conducting Sports Tournaments With Wagering.” The patent application is currently pending with no action having been taken by the Patent Office as of this date.  Mr. Maul has assigned all right, title and interest in the patent application to WSG.  M & S Investments LLC, a limited liability company owned 50/50 by Mr. Maul and Mr. John Slitz, our Chairman and a director, has obtained U.S. Trademarks for World Series of Golf®; World Series of Professional Men’s Golf™, World Series of Professional Women’s Golf™, and World Series of Amateur Golf™. M&S Investments has also applied for U.S. trademark protection for “World Series of Golf Club Championship.” M&S Investments has assigned all rights to these marks to WSG. The Company intends to protect any future products it develops through a combination of patents, trademarks and copyrights.

Research and Development Expenditure

We have not incurred any research or development expenditures since our incorporation.

Employees

As of January 31, 2008, the Company had five employees, including the three officers of the Company. The Company does plan on hiring additional employees in the future.

Item 2.   Description of Property

We do not own any real property.  Our corporate offices at 5340 S. Procyon St. in Las Vegas, Nevada are leased from Sun Media at a cost of $1,600 per month.

Item 3.   Legal Proceedings

As of December 31, 2007, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  As of March 4, 2008, our shares were quoted on the OTCBB under the symbol “WSGF.”  Formerly, our shares have been quoted under the symbols “ICSU” and “INVP.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	0	0
September 31, 2007	$0.33	$0.18
June 30, 2007	$0.30	$0.12
March 31, 2007	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 4, 2007, we had approximately (131) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans as of March 4, 2008

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	-	-	-

Equity compensation plans not approved by security holders (1)	-	-	-

Total	-	-	-

(1)
We have adopted a stock option plan which provides for the issuance of incentive stock options.  Our board has set aside 2,000,000 shares of common stock for issuance under the plan.  To date, we have not issued any options under the plan.

Item 6.  Plan of Operation

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

Strategic Plan

Our strategic plan is based on management’s belief that it will take three successful events, along with the development of an online accessible game, to obtain acceptance of the World Series of Golf® as a method of play and establish it as a brand in the mind of players.   The first event being viewed by management as a means to prove the game concepts works and establish it as an authentic concept.  The second event being seen as the means to show that the game can be grown and that the first event was not just a fluke.  The third event being viewed as the means to validate the game in the mind of players and the public generally.

Management sees the development and acceptance of the Online game as critical to getting the game’s method of play to a significantly larger number of players than would be possible if we only offered a land based event.  The larger number of players and greater regularity of game events, are expected to raise significantly more revenues for us over time.

We succeeded in completing the inaugural event in Las Vegas on May 13-16, 2007.  According to the statistics we received, it was viewed in over 2 million households on NBC Sports and had over 96 million internet impressions from our online component. It aired on SKY Sports in Europe and was featured in local, national and regional coverage in the U.S., including the AP wire service.  The 2008 annual event is being planned for the week of May 12-15, 2008 and management expects to double the size of the event to 125 competitors.    Our online component is in the process of development and should be released in a beta test format during the second half of the year, with a public launch targeted for 2009. At this time, our third major event in Las Vegas is expected to be planned for the following year at about the same time of year, in May 2009.

Year One -- Proof of Concept and Establishing Authenticity

During the year ended December 31, 2007, our primary objective was to establish proof of our unique concept and to create an authentic and successful event based upon our proprietary method of tournament golf play.  Our first tournament was viewed by over 2 million households and has generated a very positive overall response.  The popularity of the inaugural 60-player event has led to more applicants than player positions available for the expanded 125-player tournament planned for May 12-15, 2008.

Management believes it has succeeded  in establishing the World Series of Golf game format as a legitimate and enjoyable method of play.  Our strategy going forward in 2008 will thus be to expand and broaden the game play and acceptance generally.

Year Two -- Event Growth and Online Development

Our plan of operations for the 2008 fiscal year will build upon the success of our inaugural event  and will focus on two distinct but complimentary methods of play: land based events and online play.

Growth of Land-Based Events

Our land-based tournament events generate revenue directly through the $10,000 buy-in paid by each tournament player.  To expand the revenues created directly by our land-based events, we must expand the number of tournaments and players.  Our flagship World Series of Golf tournament will continue to be played in Las Vegas, Nevada for the foreseeable future as it continues to grow in size.   In this regard, we have increased the number of players from 60 to 125to accommodate the number of player requests, which have already exceeded the number of spots available.

In addition, we hopeto open a London office with partners in 2008 in order to expand operations and play into Europe. Our first European event is projected to take place in Penha Longa, Portugal and is tentatively scheduled for September or October of 2008.  Our European events are expected to be varied in size, but all played under our patent pending format. We anticipate the events to be similar to those hosted in Las Vegas, featuring a buy-in for each player (projected to be £10,000) and a three-to-four day elimination tournament. We will also explore the creation of made-for-television events (i.e., USA vs. Europe) played in a Ryder Cup style. Many of our current partners, vendors and affiliates have a global presence. These global ties are expected to provide valuable assistance with the expansion of our tournaments to Europe and beyond.

Another part of of plans for growing our land based events involves television and broadband media.  Under our current broadcast media strategy, we retain the broadcast rights to our events and related content and air the events through the purchase of broadcast time from a major network.   Revenues are then generated through the sale of advertising sponsorships.  In the short term, this strategy foregoes the potentially higher net revenues which may be attainable through an outright sale of the television rights to our events.  At the current time, however, we believe the long term interests of the company are better served by increasing our media presence and growing and expanding the awareness, appeal, and overall value of our events and the related telecast rights.  We thus plan to continue this strategy through the end of the 2008 fiscal year.

Ultimately, after we have better established our game as a compelling television event, we would like to find a permanent telecast home for flagship event in Las Vegas.  The primary contenders for a permanent relationship at this time would be The Golf Channel in the U.S. and SKY Sports in Europe.

Our inaugural event was aired on NBC. It generated a .9 rating (about 2 million households). As with any first year event, however, it was difficult to find the proper pacing. The NBC telecast was therefore acceptable, but not exemplary. We believe the game is better shown on TV as a reality show in episodic form rather than as a golf tournament. Not completely satisfied with the results obtained in the inaugural telecast, we have hired Echo Entertainment in Los Angeles, post production specialists, who primarily edit poker based shows (including NBC’s Poker After Dark). We have also approached Comcast/The Golf Channel with the idea of repurposing parts of the ‘07 footage.  If The Golf Channel green-lights the project after viewing the pilot, we would air 4-6 one hour reality based episodes repurposing the ‘07 footage as a teaser just prior to our ‘08 event.

We re-aired our 2007 NBC telecast on SKY Sports in Europe.  We received favorable response and are currently engaged in conversations whereby SKY Sports would be the home of The World Series of Golf and air our European events when played.     The European destinations that would host our events are searching for television exposure and having thus having a strong European media partner would strengthen our position immensely.

Broadcasting our events through SKY Sports may also provide additional opportunities through their subscription service known as “In-Play.”  This service allows for viewers in Europe to participate in legal, real-time wagering on live sports events during play.   The potential for broadcasting a World Series of Golf event in conjunction with this service has raised SKY Sports’ interest in made-for-television events that could be aired live utilizing our format. Conversations in this regard are currently ongoing.

Online Game Development

Management believes that much of our potential for long-term growth resides with the development of an online game and revenue base.  The number of participants in our land-based events is inherently limited by the requirements of bringing players together in one place, by the $10,000 high-stakes buy-in, and by the logistical challenges that will mount in any live event as more and more participants are added.   By bringing our proprietary game to the Internet, we hope  to transcend these limitations.

The online game being developed in partnership with the World Golf Tour  will contain several valuable features: it will (1) require users to register; (2) allow people to play and get familiar with our format and (3) encourage the development of a social networking community related to the game and its online play.  Through the online game, the World Series of Golf we expect to be able to conduct events 24 hours a day, seven days a week. Players will be able to compete varied types of play, including 3 hole, 6 hole, 9 hole, or 18 hole events. Most of these events will be buy-in events.  Registered players will acquire credits and then use these credits to participate in the online events they choose. Management expects this to not only drive revenue, but give the users an opportunity to learn the format.

We plan to launch our beta site, featuring a three hole game, in the second half of 2008 and anticipate our fully functional online site to go live in 2009. We anticipate leveraging our land based events, media and strategic partner relations to drive traffic to the online game site.

Once a critical number of players have familiarized themselves with our game and have refined their skills using our U.S.-based online game, we will explore opportunities to incorporate online gaming into the online games. Under the terms of our agreement with The World Golf Tour, we have the right to license the operating system being developed to create a gambling platform to put on top of our game and operate in those parts of the world where online gaming is legal.

Year Three -- Validity and Long-Term Success

Management believes that the 2009 fiscal year upon the completion of our third inaugural event will be the turning point at which we will be able to establish our business as a viable growing concern that is well positioned for long-term profitability and success.  The successful completion of our third flagship World Series of Golf event in the Spring of 2009 is expected to put us over the proof of concept stage and establish the long term staying power of our brand.  Also during 2009, we expect to launch the fully-functional version of our online game site and to begin building our online following and community, generating the increase revenues we will need to grow the business over time.

Financing

From our inception through the end of 2007, our operations and development have been funded with private equity investments, which have been the source of approximately $4.5 million in operating capital to date.  Through the Merger, we have become a public reporting company whose common stock is quoted on the Over the Counter Bulletin Board.  We believe that our transition to public status will assist us in gaining access to broader sources of capital than were available to us as a private company.

Following the Merger, we have embarked on a financing of up to $5 million in the form of a private offering of common stock and warrants to purchase common stock.  The funds to be raised through this financing, together with our current cash on hand and projected revenues, should enable us to perform our planned operations and business development activities throughout the 2008 fiscal year.

In the second half of 2008, we expect to embark on a larger equity financing with the goal of raising capital sufficient to fund our long term expansion and development efforts.  This financing will seek to raise between $10 million and $20 million, primarily from institutional investors.

Governmental Regulation

We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses. Our gaming law counsel has opined that the wagering involved in our unique form of golf tournament play constitutes a method of keeping score and not a form of gaming subject to control and/or regulation by the Nevada Gaming Commission.  In addition, our counsel has opined that our planned online games to be offered via the Internet are games of skill and not gambling subject to federal regulations regarding Internet gambling.

 It is possible, however, that our golf tournaments and online games could become the subject of future federal or state gaming legislation or regulations or that federal or state authorities could take the position that our planned activities are subject to existing regulations.  In addition, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet.  Please see “Risk Factors” for more information.

Employees

As of December 31, 2007, we had five employees, including our three named executive officers.

Research and Development

As of December 31, 2007, we have not conducted any research or development

Purchase and Sale of Significant Equipment

As of December 31, 2007, we did not anticipate any purchase or sale of equipment over the next twelve months.

Results of Operations for the Year Ended December 31, 2007

We generated $980,414 in revenue during the fiscal year ended December 31, 2007, compared to revenues of $869,030 during the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2007, we incurred operating expenses in the amount of $5,187,286, of which $2,630,556 was general and administrative, $1,663,537 was sponsor expenses, $729,043 was management fees, $116,225 was professional fees, and $47,925 was depreciation and amortization.  Our total net loss for the fiscal year ended ended December 31, 2007 was $4,850,493, compared to a total net loss of $1,692,871 for the fiscal year ended December 31, 2006.

Our losses for this period are attributable to operating expenses in excess of our gross revenues.

Liquidity and Capital Resources

As of December 31, 2007, we had current assets in the amount of $431,874, consisting of $244,914 in cash and cash equivalents and $186,960 in accounts receivable. As of December 31, 2007, we had current liabilities in the amount of $1,035,288, consisting of $59,135 in accounts payable, a note payable to a shareholder in the amount of $912,653 and $63,500 in other current liabilities. This combination of current assets and current liabilities resulted in working capital deficit in the amount of $603,414 as of December 31, 2007.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The Company has approved a $5.5 million operating budget for 2008.  We expect to generate revenues consisting of $1.25 million in player buy-ins for our annual Las Vegas tournament.  Our goal and expectation is to generate approximately $1.5 million to $2 million in sponsorship sales, including $500,000 to $750,000 for the title sponsorship.  Additional revenues would be realized from player buy-ins and sponsorship sales from our first European event tentatively slated for late 2008, as well as international distribution of our content by IMG.  Finally, the company’s stock purchase and licensing agreements with The Custom Group call for a total of for $2 million to be paid to us at a rate of $200,000 per month beginning January, 2008

We believe that our planned equity financing, together with our anticipated revenues and cash-on-hand, will allow us to meet our budget and execute on our strategic plan during the 2008 fiscal year.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to execute on our business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our ability to continue as a going concern is dependent our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities to fund our capital requirements and ongoing operations; however, there is no assurance we will be successful in these efforts.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of December 31, 2007, December 31, 2006, and December 31, 2005

F-3	Statements of Operations – fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005

F-4	Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2004 to December 31, 2007

F-5	Statements of Cash Flows – fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
World Series of Golf, Inc.

We have audited the accompanying balance sheet of World Series of Golf, Inc. as of December 31, 2007, December 31, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Series of Golf, Inc. as of December 31, 2007, December 31, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 17, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WORLD SERIES OF GOLF, INC.
Balance Sheets

ASSETS

	December 31, 2007	December 31, 2006	December 31, 2005

CURRENT ASSETS

Cash	$244,914	$298,934	$1,091
Accounts receivable	186,960	-	-
Inventory	-	-	370

Total Current Assets	431,874	298,934	1,461

FIXED ASSETS, net	190,627	9,361	-

TOTAL ASSETS	$622,501	$308,295	$1,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$59,135	$-	$-
Convertible debt, net	912,653	-	-
Other current liabilities	63,500	28,705	-

Total Current Liabilities	1,035,288	28,705	-

LONG-TERM LIABILITIES	-	-	-

Total Liabilities	1,035,288	28,705	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 21,399,999, 8,629,568 and 5,689,825 shares issued and outstanding, respectively	21,399	8,629	5,690
Additional paid-in capital	8,109,520	1,964,371	(3,690)
Stock subscription receivable	(2,000,000)	-	-
Accumulated deficit	(6,543,706)	(1,693,410)	(539)

Total Stockholders' Equity (Deficit)	(412,787)	279,590	1,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$622,501	$308,295	$1,461

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005

REVENUES	$980,414	$869,030	$-

COST OF SALES	643,621	86,930	-

GROSS PROFIT	336,793	782,100	-

EXPENSES

Management fees	729,043	299,160	-
Depreciation and amortization	47,925	648	-
Sponsor expenses	1,663,537	870,000	-
Professional fees	116,225	-	-
General and administrative	2,630,556	1,305,163	539

Total Expenses	5,187,286	2,474,971	539

OPERATING LOSS	(4,850,493)	(1,692,871)	(539)

OTHER INCOME (EXPENSES)

Total Other Income
(Expenses)	197	-	-

NET LOSS	$(4,850,296)	$(1,692,871)	$(539)

BASIC LOSS PER SHARE	$(0.42)	$(0.24)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARESOUTSTANDING	11,514,784	7,159,697	5,689,825

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Stockholders' Equity (Deficit)

	Common Stock Shares Amount		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2004	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	5,689,825	5,690	(3,690)	-	-	2,000

Net loss for the year ended December 31, 2005	-	-	-	-	(539)	(539)

Balance, December 31, 2005	5,689,825	5,690	(3,690)	-	(539)	1,461

Common stock issued for cash at $0.94 per share	895,199	895	839,105	-	-	840,000

Common stock issued for cash at $0.33 per share	1,062,101	1,062	352,938	-	-	354,000

Common stock issued for services at $0.79 per share	982,443	982	776,018	-	-	777,000

Net loss for the year ended December 31, 2006	-	-	-	-	(1,692,871)	(1,692,871)

Balance, December 31, 2006	8,629,568	8,629	1,964,371	-	(1,693,410)	279,590

Common stock issued for cash at $1.05 per share	4,323,319	4,323	4,554,677	(2,000,000)	-	2,559,000

Common stock issued for services at $1.05 per share	1,447,113	1,447	1,524,553	-	-	1,526,000

Contributed capital	-	-	24,885	-	-	24,885

Beneficial conversion feature of convertible debt	-	-	48,034	-	-	48,034

Recapitalization	6,999,999	7,000	(7,000)	-	-	-

Net loss for the year period ended December 31, 2007	-	-	-	-	(4,850,296)	(4,850,296)

Balance, December 31, 2007	21,399,999	$21,399	$8,109,520	$(2,000,000)	$(6,543,706)	$(412,787)

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,850,296)	$(1,692,871)	$(539)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	47,925	648	-
Common stock issued for services	1,526,000	777,000	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(186,960)	-	-
(Increase) decrease in inventory	-	370	(370)
Increase (decrease) in accounts payable	59,135	-	-
Increase (decrease) in other current liabilities	34,795	28,705	-

Net Cash Used by Operating Activities	(3,369,401)	(886,148)	(909)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(229,191)	(10,009)	-

Net Cash Used in Investing Activities	(229,191)	(10,009)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in note payable - related party	985,572	-	-
Common stock issued for cash	2,559,000	1,194,000	2,000

Net Cash Provided by Financing Activities	3,544,572	1,194,000	2,000

NET DECREASE IN CASH	(54,020)	297,843	1,091

CASH AT BEGINNING OF PERIOD	298,934	1,091	-

CASH AT END OF PERIOD	$244,914	$298,934	$1,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$46,380	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Notes to the Financial Statements
December 31, 2007 and December 31, 2006

NOTE 1 -  ORGANIZATION AND HISTORY

World Series of Golf, Inc. (the Company) was incorporated in December 9, 2003 in the State of Nevada. The Company is engaged in operating a number of golf related events under the World Series of Golf banner.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.  Basic Income Per Share

For the Year Ended December 31, 2007
Income (Numerator)	Shares (Denominator)	Per Share Amount
$(4,850,296)	11,514,784	$(0.42)

For the Year Ended December 31, 2006
Income (Numerator)	Shares (Denominator)	Per Share Amount
$(1,692,871)	7,159,697	$(0.24)

           The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

           c.  Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Fair Value of Financial Instruments

As at December 31, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

e.  Recently Issued Accounting Pronouncements

       In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands

WORLD SERIES OF GOLF, INC.
Notes to the Financial Statements
December 31, 2007 and December 31, 2006

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Recently Issued Accounting Pronouncements (Continued)

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

       In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

WORLD SERIES OF GOLF, INC.
Notes to the Financial Statements
December 31, 2007 and December 31, 2006

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2007, the Company has approximately $145,000 in excess of insured limits.

g.  Revenue Recognition

The Company recognizes revenues from its golf events upon completion of the event when all commitments to the participants have been fulfilled.

h.  Accounts Receivable

        Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability  of the amounts  due to us could be  overstated,  which  could have a negative impact on operations.

i.  Cash and Cash Equivalents

       For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

j. Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods ranging from three to five years.

k. Income Taxes

                   The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.

WORLD SERIES OF GOLF, INC.
Notes to the Financial Statements
December 31, 2007 and December 31, 2006

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Income Taxes (Continued)

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

       As of December 31, 2007, the Company had net operating loss carryovers of approximately $4,240,706 which expire in 2027. The potential tax benefit of the loss carryover of $1,653,875 has been offset in full by a valuation allowance due to the uncertainty of future taxable earnings.

The income tax provision differs from the amount of income tax determined by applying U.S. federal and state income tax rates of 39% to pretax income for the years ended December 31, 2007 and 2006 due to the following:

	December 31, 2007	December 31, 2006
Book loss	$(1,891,615)	$(575,576)
Common stock issued for services	595,140	264,180
Valuation allowance	1,296,475	311,396

	$-	$-

l.  Stock-based compensation.

As of December 31, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

m.  Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

WORLD SERIES OF GOLF, INC.
Notes to the Financial Statements
December 31, 2007 and December 31, 2006
NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company intends to raise additional capital to expand the number of golf events it holds and thereby increase its revenues.  When and if these activities provide sufficient revenues it would allow it to continue as a going concern. In the interim the Company is working toward raising operating capital through the private placement of its common stock or debt instruments.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2007	December 31, 2006

Tournament signage	$219,728	$-
Furniture and fixtures	19,916	10,453
	239,644	10,453
Less accumulated depreciation	(49,017)	(1,092)

Total	$190,627	$9,361

Depreciation expense totaled $47,925 and $648 for the years ended December 31, 2007 and 2006.

NOTE 5 – EQUITY TRANSACTIONS

The Company completed a stock offering during the fiscal year ended December 31, 2007.  During September 2007, the Company issued 4,323,319 shares of its common stock for cash at $1.05 per share.  During 2007, the Company also issued 1,447,113 shares of its common stock for services valued at $1.05 per share.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

During the year ended December 31, 2007, the Company received advances from shareholders totaling $985,572. $24,885 of the advances were contributed to capital. The balance of the advances of $960,687 was exchanged for a convertible promissory note on January 1, 2008. The convertible promissory note is unsecured, accrues interest at 12% per annum from January 1, 2008 and is due on January 1, 2009. The promissory note is convertible to the Company’s common stock at $1.00 per share. The Company has recorded the intrinsic value of the beneficial conversion feature of the convertible debt as a discount to the debt. The $48,034 discount will be amortized over the 1 year term of the debt beginning January 1, 2008.

WORLD SERIES OF GOLF, INC.
Notes to the Financial Statements
December 31, 2007 and December 31, 2006

NOTE 7 – RECAPITALIZATION

On January 31, 2008, the shareholders of the Company exchanged their shares of the Company’s common stock for 14,400,000 shares of Innovative Consumer Products, Inc. (ICP) The shareholders of the Company became the controlling shareholders of ICP after the transaction. Accordingly, the transaction is accounted for as a recapitalization of the Company whereby the historical financial statements of the Company are presented as those of the combined entity. The Company’s stockholders’ equity has been restated for the effects of the recapitalization. In conjunction with the transaction, ICP changed its name to World Series of Golf, Inc. and changed its fiscal year end to December 31.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ending December 31, 2007.

Item 8A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Leiweke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

None.
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their positions as of December 31, 2007.

Name	Age	Office(s) Held

R. Terry Leiweke	55	CEO, President, Director
John F. Slitz	60	Chairman of the Board, Director
Nancy Slitz	--	Secretary . Treasurer, Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

R. Terry Leiweke.  Mr. Leiweke is currently the President and CEO of the World Series of Golf, Inc.  Mr. Leiweke is the managing partner of the Leiweke Holding Company, headquartered in East Hampton, New York.  The company specializes in start-ups – primarily in the sports and entertainment business.  In 2001, Mr. Leiweke was a founding member of an Internet company, Wrenchead.com.  The functionality of the website allowed users to enter their vehicle ID number which would then display all the parts on their car and all the replacement parts that would keep their car in warranty.  They could then order the parts through the website.  Wrenchead was the first ever-direct link out of NASCAR.com.  Mr. Leiweke sold his shares to a group including CBS and Clearchannel.

In 1978, Mr. Leiweke founded Leiweke Films and Advertising.  The company’s primary responsibility is for packaging and producing television.  The company expanded into film production and broadened its base into commercial television production.  On top of production capacity, the company provided marketing and advertising services.  They handled a number of regional and national accounts.  During this time, Mr. Leiweke served on the Board of Directors of National Fairways, developers of high-end private golf clubs.  They developed numerous golf courses, including the famed Hudson National Golf Club in Croton-on-Hudson, New York.  He developed and executed all of their marketing strategies and drove revenue through player memberships.

Prior to that, Mr. Leiweke and his three brothers operated the Leiweke Companies. They launched and operated professional sports franchises across the US and Canada.

Mr. Leiweke attended the University of Houston on an athletic scholarship and played on their nationally ranked football teams. After leaving school in 1971, he went to work for ABC Sports where he worked in various production capacities. Mr. Leiweke returned to the city of Houston and opened the Houston Summit, the city of Houston’s sports and entertainment facility. The Summit was one of the country’s first state-of-the-art indoor facilities. He was the head of television and events for the building for over seven years.

John F. Slitz. Mr. Slitz served as President and Chief Executive Officer of the Company since December 9, 2003, until December 18, 2006 and is now the Chairman of the Board of Directors. Mr. Slitz is a managing partner in M & S Investments LLC an investment company which owns the trade marks on the World Series of Golf, World Series of Professional Men’s Golf, World Series of Professional Women’s Golf, World Series of Amateur Golf, and World Series of Golf Club Championship™, M & S Investments LLC is owned 50 / 50 between Mr. Slitz and Mr. Kenneth Maul. Mr. Slitz was a Director of OnSite Media Inc., which was successfully merged with Cotelligent Inc a public company in March 2, 2004. Mr. Slitz is currently Vice President of International Business Machines (IBM).   Mr. Slitz also presently owns Slitz & Company, a consulting firm to software and Internet companies. Mr. Slitz is also a managing partner in Las Vegas Venture Fund 1 LLC. Mr. Slitz is also currently in a venture partnership with Osprey Ventures and, as a partner with Osprey, Mr. Slitz has reviewed the business plans of over 900 software and Internet companies, working intensely with thirty-four of those companies, of which five have received funding through Osprey. From 1997-1999, Mr. Slitz was Senior Vice President of Marketing with Novell, Inc. In this position, Mr. Slitz was involved in restructuring Novell and improving revenues. From 1995-1997, Mr. Slitz was Vice President of Marketing, Object Technology/Application Development for IBM Corp. Mr. Slitz’ education includes a B.A. in Economics at SUNY at Cortland, MALS in Psychology/Sociology at the Graduate Faculty New School for Social Research, and an MBA in Management at Farleigh-Dickinson.

Nancy Slitz.  Mrs. Slitz is our Secretary and Treasurer and a Director.  Nancy Slitz was born and raised in New York and currently resides in Nevada.  She holds a BS and MS degree from SUNY at Cortland and Queens College.  For eleven years she was an Executive Recruiter and founder of her own search company, Slitz Search, which specialized in placing senior level high technology professionals.  Most recently Nancy received her real estate license in Nevada where she represents buyers and sellers in the luxury housing market with Viridian Group LLC.  Nancy serves as a board member of the Utah Shakespearean Festival and is a Wish Grantor for the Make-A-Wish Foundation.

Directors

Our bylaws authorize no less than one (1) and no more than thirteen (13) directors.  We currently have three (3) directors on the board, R. Terry Leiweke, John F. Slitz, and Nancy Slitz.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Two of our officers and directors, John Slitz and Nancy Slitz, are husband and wife.  There are no other family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director or executive officer of  the  Company:  (1)  any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction  in  a  criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  any  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the Securities and Exchange Commission or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or  vacated.

Meetings of Our Board of Directors

Our board of directors did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of December 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a developing business, the company has paid limited cash and/or stock compensation to those executive officers who are primarily responsible for the day-to-day management and continuing development of its business.  To date, the objective of the Company’s executive compensation has been to provide such reimbursement for the time spent by its most active executive officers as is feasible within current financial constraints.  At the present time, our President and CEO, Terry Leiweke, is the only named executive officer who receives regular cash compensation.  At the current time, Mr. Leiweke receives a cash stipend of $20,000 per month.

The Company has established an incentive stock plan, but has not made any awards under the plan to date.   Our current and past named executive officers hold substantial ownership in the Company and are motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of their ability.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer of World Series for its last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

R. Terry Leiweke, CEO, President, Director	2007 2006	240,000 150,000	0 0	0 150,000	0 0	0 0	0 0	0 0	240,000 300,000

Kenneth L. Maul, former Secretary, Treasurer, Director	2007 2006	100,000 70,000	0 0	0 0	0 0	0 0	0 0	0 0	100,000 70,000

John F. Slitz, Chairman of the Board, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Nancy Slitz, Secretary, Treasurer, Director	2007 2006	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a

Narrative Disclosure to the Summary Compensation Table

During the 2007 fiscal year, our president and CEO, Terry Leiweke, was paid $240,000 in cash compensation.  Our former Secretary / Treasurer, Kenneth Maul, was paid $100,000 in cash compensation.  These officers were primarily responsible for daily management and development of our business during some or all of the 2007 fiscal year and the amounts awarded reflect the approximate proportion of responsibility borne by each during the fiscal year ended December 31, 2007.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer of World Series outstanding as of the end of its last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
R. Terry Leiweke	0	0	0	0	0	0	0	0	0
Kenneth L. Maul (former officer)	0	0	0	0	0	0	0	0	0
John F. Slitz	0	0	0	0	0	0	0	0	0
Nancy Slitz	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Compensation of Directors Table

The table below summarizes all compensation paid to the directors of World Series for its last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. Terry Leiweke	240,000	0	0	0	0	0	240,000
Kenneth L. Maul, former Director	100,000	0	0	0	0	0	100,000
John F. Slitz	0	0	0	0	0	0	0
Nancy Slitz	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Directors do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors.  The compensation summarized above reflects the compensation each of our directors received in their capacities as executive officers of the Company.

Incentive Stock Plan

The Company has adopted an incentive stock plan to attract, retain and motivate officers, directors, employees and independent contractors, and to further align their interests with those of the Company's shareholders, by providing for performance based benefits.  The board has set aside 2,000,000 shares for issuance of options under the plan.  To date, no options have been issued under the plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 7, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 21,399,999 shares of common stock issued and outstanding on December 31, 2007.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	R. Terry Leiweke 48 Princeville Lane Las Vegas NV 89113	2,146,468	10.03%
Common	John F. Slitz 2820 High Sail Court Las Vegas, NV 89117 (2)	3,009,815	14.06%
Common	M&S Investments, Inc. (1)	400,000	1.87%
Common	Nancy Slitz 2820 High Sail Court Las Vegas, NV 89117	--	--
	All Officers and Directors as a Group	5,556,283	25.96%

	Other 5% owners
Common	The Custom Group, Stevie Craig, and Simon Craig London, England	2,000,000	9.35%
Common	Kenneth Maul 1613 Night Wind Dr. Las Vegas, Nevada, 89117	1,724,800	8.06%

(1)	Kenneth Maul and John Slitz are the beneficial owners of 400,000 shares of common stock owned by M&S Investments, Inc.

(2)
Total includes 2,049,128 currently issued and outstanding shares of common stock and 960,687 shares of common stock which would be issuable upon complete conversion of a Convertible Promissory Note owed by the Company to the Slitz Family Trust. John and Nancy Slitz are married.  All shares held by the couple are related under John Slitz without reference to ownership or any community property rights.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 12.   Certain Relationships and Related Transactions

With the exception of the matters set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1) Mr. Kenneth L. Maul, our former Secretary/ Treasurer, a former director, and an 8.06% shareholder in the Company, is the inventor of the World Series of Golf game. On October 5, 2004, Mr. Maul submitted a U.S. utility patent application (Application No. 10/958,933) for the invention, entitled “Method for Conducting Sports Tournaments With Wagering.” The patent application is currently pending with no action having been taken by the Patent Office as of this date.  Mr. Maul has assigned all right, title and interest in the patent application to WSG.  M & S Investments LLC, a limited liability company owned 50/50 by Mr. Maul and Mr. John Slitz, our Chairman and a director, has obtained U.S. Trademarks for World Series of Golf®; World Series of Professional Men’s Golf™, World Series of Professional Women’s Golf™, and World Series of Amateur Golf™. M&S Investments has also applied for U.S. trademark protection for “World Series of Golf Club Championship.” M&S Investments has assigned all rights to these marks to WSG. The Company intends to protect any future products it develops through a combination of patents, trademarks and copyrights.

(2) John F. Slitz, our Chairman of the Board and a Director, is the beneficial holder of a Convertible Promissory Note owed by the Company to the Slitz Family Trust in the amount of $960,687.  The Note is convertible into shares of common stock at a conversion price of $1.00 per share.  The Note bears interest at the rate of 12 per cent per annum and is due on or before January 1, 2009.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	World Series of Golf, Inc. Stock Option Plan(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2007 was approximately $7,045.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Series of Golf, Inc.

By: /s/R. Terry Leiweke
       R. Terry Leiweke
      Chief Executive Officer and
      Chief Financial Officer, and Principal Accounting Officer
      Dated: March 17, 2008