Form 10QSB
period 2008-03-31
World Series of Golf, Inc.
filed 2008-05-20
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-140685

World Series of Golf, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0719383
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5340 S. Procyon St., Las Vegas, NV 89118
(Address of principal executive offices)

(702) 740-1740
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  21,623,999 common shares as of April 18, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2008 (unaudited);

F-2	Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 (unaudited)

F-3	Statements of Stockholders’ Equity (unaudited) as of March 31, 2008;

F-4	Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007(unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

WORLD SERIES OF GOLF, INC.
Balance Sheets

ASSETS	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS

Cash	$433,569	$244,914
Accounts receivable	56,960	186,960
Prepaid expenses	42,000	-

Total Current Assets	532,529	431,874

FIXED ASSETS, net	205,206	190,627

TOTAL ASSETS	$737,735	$622,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$57,414	$59,135
Convertble debt, net	912,653	912,653
Other current liabilities	90,500	63,500

Total Current Liabilities	1,060,567	1,035,288

LONG-TERM LIABILITIES	-	-

Total Liabilities	1,060,567	1,035,288

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 21,663,999 and 21,399,999 shares issued and outstanding, respectively	21,663	21,399
Additional paid-in capital	8,439,256	8,109,520
Stock subscription receivable	(2,000,000)	(2,000,000)
Accumulated deficit	(6,783,751)	(6,543,706)

Total Stockholders' Equity (Deficit)	(322,832)	(412,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$737,735	$622,501

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

REVENUES	$441,565	$3,955

COST OF SALES	78,189	6,635

GROSS PROFIT	363,376	(2,680)

EXPENSES

Management fees	143,007	568,897
Depreciation and amortization	12,822	-
Advertising and marketing	51,595	55,590
Professional fees	161,027	15,231
General and administrative	206,514	78,894

Total Expenses	574,965	718,612

OPERATING LOSS	(211,589)	(721,292)

OTHER INCOME (EXPENSE)

Interest income	365
Interest expense	(28,821)	-

Total Other Income (Expense)	(28,456)	-

NET LOSS	$(240,045)	$(721,292)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,531,999	8,629,568

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2006	8,629,568	$8,629	$1,964,371	$-	$(1,693,410)	$279,590

Common stock issued for cash at $1.05 per share	4,323,319	4,323	4,554,677	(2,000,000)	-	2,559,000

Common stock issued for services at $1.05 per share	1,447,113	1,447	1,524,553	-	-	1,526,000

Contributed capital	-	-	24,885	-	-	24,885

Beneficial conversion feature of convertible debt	-	-	48,034	-	-	48,034

Recapitalization	6,999,999	7,000	(7,000)	-	-	-

Net loss for the year December 31, 2007	-	-	-	-	(4,850,296)	(4,850,296)

Balance, December 31, 2007	21,399,999	21,399	8,109,520	(2,000,000)	(6,543,706)	(412,787)

Common stock issued for cash at $1.25 per share	264,000	264	329,736	-	-	330,000

Net loss for the three months ended March 31, 2008	-	-	-	-	(240,045)	(240,045)

Balance, March 31, 2008	21,663,999	$21,663	$8,439,256	$(2,000,000)	$(6,783,751)	$(322,832)

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(240,045)	$(721,292)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	12,822	-
Common stock issued for services	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	130,000	-
(Increase) decrease in prepaid expenses	(42,000)	(308,278)
Increase (decrease) in accounts payable	7,334	438,398
Increase (decrease) in other current liabilities	17,945	2,855

Net Cash Used in Operating Activities	(113,944)	(588,317)

INVESTING ACTIVITIES

Purchase of fixed assets	(27,401)	(377)

Net Cash Used in Investing Activities	(27,401)	(377)

FINANCING ACTIVITIES

Increase in note payable - related party	-	-
Common stock issued for cash	330,000	360,000

Net Cash Provided by Financing Activities	330,000	360,000

NET INCREASE (DECREASE) IN CASH	188,655	(228,694)

CASH AT BEGINNING OF PERIOD	244,914	298,934

CASH AT END OF PERIOD	$433,569	$70,240

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$28,821	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the sports entertainment industry.

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

The 2008 World Series of Golf is being played the week of May 12-15. There were more applicants than playing positions and the event has doubled in size.  Our objective is to build a global brand with the finals bringing players from all over the world to Las Vegas and creating the largest payout of any golf tournament in the world. The World Series of Golf is also preparing to launch the World Series of Golf Europe and The World Series of Golf Online.

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

Plan of Operation in the Next 12 Months

Our strategic plan is based on management’s belief that it will take three successful annual events, along with the development of an online accessible game, to obtain acceptance of the World Series of Golf® as a method of play and to establish it as a brand in the mind of players.   The first event was viewed by management as a means to prove that the game concept works and to establish it as an authentic concept.  The second event is viewed by management as the means to show that the game can be grown and that the first event was not just a fluke.  The third event is being viewed as the means to validate the game in the mind of players and the public generally.

Management sees the development and acceptance of an online game as critical to getting the game’s method of play to a significantly larger number of players than would be possible if we only offered a land based event.  The larger number of players and greater regularity of game events potentially offered by online play are expected to raise significantly more revenues for us over time.

We succeeded in completing the inaugural event in Las Vegas on May 13-16, 2007.  According to the statistics we received, it was viewed in over 2 million households on NBC Sports and had over 96 million internet impressions from our online component. It aired on SKY Sports in Europe and was featured in local, national and regional coverage in the U.S., including the AP wire service.  The 2008 annual event is currently underway during the week of May 12-15, 2008. Our online component is in the process of development and should be released in a beta test format during the second half of the year, with a public launch targeted for 2009. At this time, our third major event in Las Vegas is expected to be planned for the following year at about the same time of year, in May 2009.

Year One -- Proof of Concept and Establishing Authenticity
During the year ended December 31, 2007, our primary objective was to establish proof of our unique concept and to create an authentic and successful event based upon our proprietary method of tournament golf play.  Our first tournament was viewed by over 2 million households and has generated a very positive overall response.  The popularity of the inaugural 60-player event has led to more applicants than player positions available for the expanded 125-player tournament being played May 12-15, 2008.

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

In addition, we have opened a London office with partners in order to expand operations and play into Europe. Our first European event is tentatively scheduled for September or October of 2008.  Our European events are expected to be varied in size, but all played under our patent pending format. We anticipate the events to be similar to those hosted in Las Vegas, featuring a buy-in for each player (projected to be £10,000) and a three-to-four day elimination tournament. We are exploring the creation of made-for-television events (i.e., USA vs. Europe) played in a Ryder Cup style. Many of our current partners, vendors and affiliates have a global presence. These global ties are expected to provide valuable assistance with the expansion of our tournaments to Europe and beyond.

Another part of our plans for growing our land based events involves television and broadband media.  Under our current broadcast media strategy, we retain the broadcast rights to our events and related content and air the events through the purchase of broadcast time from a major network.   Revenues are then generated through the sale of advertising sponsorships.  In the short term, this strategy foregoes the potentially higher net revenues which may be attainable through an outright sale of the television rights to our events.  At the current time, however, we believe the long term interests of the company are better served by increasing our media presence and growing and expanding the awareness, appeal, and overall value of our events and the related telecast rights.  We thus plan to continue this strategy through the end of the 2008 fiscal year.

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

Results of Operations for the three months ended March 31, 2008

We earned revenues of $441,565 and incurred costs of sale totaling $78,189 during the three months ended March 31, 2008, compared to revenues of $3,955 and costs of sale of $6,635 during the three months ended March 31, 2007. We incurred operating expenses in the amount of $574,695 for the three months ended March 31, 2008 and in the amount of $718,612 for the three months ended March 31, 2007.  Our operating expenses during the three months ended March 31, 2008 included management fees in the amount of $143,007, depreciation and amortization of $12,822, advertising and marketing expenses in the amount of $51,595, professional fees in the amount of $161,027, and general and administrative expenses in the amount of $206,514.

We incurred a net loss of $240,045 for the three months ended March 31, 2008, compared to a net loss of $721,292 for the three months ended March 31, 2007.   Our losses are attributable to operating expenses in excess of current revenues.

Liquidity and Capital Resources

As of March 31, 2008, we had current assets in the amount of $532,529, consisting of $433,569 in cash, $56,960 in accounts receivable, and $42,000 in prepaid expenses.  As of March 31, 2008, we had $1,060,567 in current liabilities, consisting of accounts payable of $57,414, a note payable to a shareholder in the amount of $912,653, and other current liabilities in the amount of $90,500.  We therefore had a working capital deficit of $528,038 as of March 31, 2008.

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

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Terry Leiweke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Series of Golf, Inc.
Date:	May 20, 2008

By: /s/ Terry Leiweke Terry Leiweke Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director