Form 10-Q
period 2008-06-30
World Series of Golf, Inc.
filed 2008-08-14
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                                                [ ] Accelerated filer
[ ] Non-accelerated filer                                                                [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  23,623,999 common shares as of August 12, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 (unaudited);

F-2	Statements of Operations for the three and six months ended June 30, 2008 (unaudited);

F-3	Statements of Stockholder’s Equity from December 31 ,2006 through June 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the three and six months ended June 30, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

WORLD SERIES OF GOLF, INC.
Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS

Cash	$112,000	$244,914
Accounts receivable	873,118	186,960
Prepaid expenses	67	-

Total Current Assets	985,185	431,874

FIXED ASSETS, net	253,511	190,627

TOTAL ASSETS	$1,238,696	$622,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$403,450	$59,135
Convertble debt, net	1,613,408	912,653
Other current liabilities	13,007	63,500

Total Current Liabilities	2,029,865	1,035,288

LONG-TERM LIABILITIES	-	-

Total Liabilities	2,029,865	1,035,288

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock;
50,000,000 shares authorized, at $0.001 par value, 21,829,999 and 21,399,999 shares issued and outstanding, respectively	21,829	21,399
Additional paid-in capital	9,699,469	8,109,520
Stock subscription receivable	(2,000,000)	(2,000,000)
Accumulated deficit	(8,512,467)	(6,543,706)

Total Stockholders' Equity (Deficit)	(791,169)	(412,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,238,696	$622,501

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$1,621,189	$645,919	$2,062,754	$649,874

COST OF SALES	1,836,109	535,392	1,914,298	542,027

GROSS PROFIT	(214,920)	110,527	148,456	107,847

EXPENSES

Management fees	167,878	210,000	310,885	778,897
Depreciation and amortization	12,822	-	25,644	-
Advertising and marketing	190,041	126,172	241,636	181,762
Professional fees	286,893	36,411	447,920	51,642
General and administrative	734,197	513,731	940,711	592,625

Total Expenses	1,391,831	886,314	1,966,796	1,604,926

OPERATING LOSS	(1,606,751)	(775,787)	(1,818,340)	(1,497,079)

OTHER INCOME (EXPENSE)

Interest income	211		576
Interest expense	(122,176)	-	(150,997)	-

Total Other Income (Expense)	(121,965)	-	(150,421)	-

NET LOSS	$(1,728,716)	$(775,787)	$(1,968,761)	$(1,497,079)

BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.09)	$(0.09)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,746,999	8,629,568	21,631,332	8,629,568

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2006	8,629,568	$8,629	$1,964,371	$-	$(1,693,410)	$279,590

Common stock issued for cash at $1.05 per share	4,323,319	4,323	4,554,677	(2,000,000)	-	2,559,000

Common stock issued for services at $1.05 per share	1,447,113	1,447	1,524,553	-	-	1,526,000

Contributed capital	-	-	24,885	-	-	24,885

Beneficial conversion feature of convertible debt	-	-	48,034	-	-	48,034

Recapitalization	6,999,999	7,000	(7,000)	-	-	-

Net loss for the year December 31, 2007	-	-	-	-	(4,850,296)	(4,850,296)

Balance, December 31, 2007	21,399,999	21,399	8,109,520	(2,000,000)	(6,543,706)	(412,787)

Common stock issued for cash at $1.25 per share	304,000	304	379,696	-	-	380,000

Beneficial conversion feature of convertible debt	-	-	521,095	-	-	521,095

Fair value of warrant attached to common stock	-	-	531,784	-	-	531,784

Common stock issued for services at $1.25 per share	126,000	126	157,374	-	-	157,500

Net loss for the six months ended June 30, 2008	-	-	-	-	(1,968,761)	(1,968,761)

Balance, June 30, 2008	21,829,999	$21,829	$9,699,469	$(2,000,000)	$(8,512,467)	$(791,169)

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(1,968,761)	$(1,497,079)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	25,644	-
Amortization of discount on debt	86,849
Common stock and warrants issued for services	689,285	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(686,158)	-
(Increase) decrease in prepaid expenses	(67)	(1,270,491)
Increase (decrease) in accounts payable	344,315	587,022
Increase (decrease) in other current liabilities	(50,493)	4,855

Net Cash Used in Operating Activities	(1,559,386)	(2,175,693)

INVESTING ACTIVITIES

Purchase of fixed assets	(88,528)	(747)

Net Cash Used in Investing Activities	(88,528)	(747)

FINANCING ACTIVITIES

Increase in note payable - related party	-	985,572
Increase in convertible notes payable	1,135,000	-
Common stock issued for cash	380,000	1,089,000

Net Cash Provided by Financing Activities	1,515,000	2,074,572

NET INCREASE (DECREASE) IN CASH	(132,914)	(101,868)

CASH AT BEGINNING OF PERIOD	244,914	298,934

CASH AT END OF PERIOD	$112,000	$197,066

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$57,641	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

The 2008 World Series of Golf was played the week of May 12-15. There were more applicants than playing positions and the event has doubled in size.  The event aired June 28 and 29 on the CBS television network.  Our objective is to build a global brand with the finals bringing players from all over the world to Las Vegas and creating the largest payout of any golf tournament in the world. The World Series of Golf is also preparing to launch the World Series of Golf Europe and The World Series of Golf Online.

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

Plan of Operation

Our strategic plan is based on management’s belief that it will take three successful annual events, along with the development of an online accessible game, to obtain acceptance of the World Series of Golf® as a method of play and to establish it as a brand in the mind of players.   The first event was viewed by management as a means to prove that the game concept works and to establish it as an authentic concept.  The second event was viewed by management as demonstrating that the game can be grown and that the first event was not just a fluke.  The third event is being viewed as the means to validate the game in the mind of players and the public generally.

Management sees the development and acceptance of an online game as critical to getting the game’s method of play to a significantly larger number of players than would be possible if we only offered a land based event.  The larger number of players and greater regularity of game events potentially offered by online play are expected to raise significantly more revenues for us over time.

We succeeded in completing the inaugural event in Las Vegas on May 13-16, 2007.  According to the statistics we received, it was viewed in over 2 million households on NBC Sports and had over 96 million internet impressions from our online component. It aired on SKY Sports in Europe and was featured in local, national and regional coverage in the U.S., including the AP wire service.  The 2008 annual event was played during the the week of May 12-15, 2008. Our online component is in the process of development with a public launch targeted for 2009. At this time, our third major event in Las Vegas is expected to be planned for the following year at about the same time of year, in May 2009.

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

Year Two -- Event Growth and Online Development
Our plan of operations for the 2008 fiscal year has been to build upon the success of our inaugural event and will focus on two distinct but complimentary methods of play: land based events and online play.

Growth of Land-Based Events

Our land-based tournament events generate revenue directly through the $10,000 buy-in paid by each tournament player.  To expand the revenues created directly by our land-based events, we must expand the number of tournaments and players.  Our flagship World Series of Golf tournament will continue to be played in Las Vegas, Nevada for the foreseeable future as it continues to grow in size.   In this regard, we have increased the number of players from 60 to 125 to accommodate the number of player requests, which have already exceeded the number of spots available.

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

The 2008 event aired June 28 and 29 on the CBS television network.  European-based broadcast leader Setanta Sports will air the 2008 event throughout Europe. Beginning in October, Setanta will feature four separate one-hour segments of the event prior to live broadcasts of PGA Tour events. The 2008 event will be aired in four separate "runs" during the twelve months following the initial October broadcast. Through repeats, the event will air in Europe in its entirety approximately twenty times during this twelve-month period.

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

Results of Operations for the three and six months ended June 30, 2008

We earned revenues of $1,621,189 and incurred costs of sale totaling $1,836,109 during the three months ended June 30, 2008, compared to revenues of $645,919 and costs of sale of $535,392 during the three months ended June 30, 2007. We incurred operating expenses in the amount of $1,391,831 for the three months ended June 30, 2008 and in the amount of $886,314 for the three months ended June 30, 2007.  We earned revenues of $2,062,754 and incurred costs of sale totaling $1,914,298 during the six months ended June 30, 2008, compared to revenues of $649,874 and costs of sale of $542,027 during the six months ended June 30, 2007. We incurred operating expenses in the amount of $1,966,796 for the six months ended June 30, 2008 and in the amount of $1,604,926 for the six months ended June 30, 2007. Our operating expenses during the six months ended June, 2008 included management fees in the amount of $310,885, depreciation and amortization of $25,644, advertising and marketing expenses in the amount of $241,636, professional fees in the amount of $447,920, and general and administrative expenses in the amount of 940,711.

We incurred a net loss of $1,728,716 for the three months ended June 30, 2008, compared to a net loss of $775,787 for the three months ended June 30, 2007.   We incurred a net loss of $1,968,761 for the six months ended June 30, 2008, compared to a net loss of $1,497,079 for the six months ended June 30, 2007. Our losses are attributable to operating expenses in excess of current revenues.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets in the amount of $985,185, consisting of $112,000 in cash, $873,118 in accounts receivable, and $67 in prepaid expenses.  As of June 30, 2008, we had $2,029,865 in current liabilities, consisting of accounts payable of $403,450, convertible debt in the amount of $1,613,408, and other current liabilities in the amount of $13,007.  We therefore had a working capital deficit of $1,044,680 as of June 30, 2008.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The Company has approved a $5.5 million operating budget for 2008.  Thus far in the current fiscal year, we have generated revenues from player buy-ins for our annual Las Vegas tournament and sponsorship sales.  Additional revenues would be realized from player buy-ins and sponsorship sales from our first European event tentatively slated for late 2008, as well as international distribution of our content.  In addition, the company’s stock purchase and licensing agreements with The Custom Group call for a total of for $2 million to be paid to us at a rate of $200,000 per month beginning January, 2008.

During the quarter ended June 30, 2006, we generated $280,000 in equity financing by issuing 224,000 shares for $1.25 per share.  These units also included an equal number of warrants  exercisable for three (3) years at a price of $2.00.  Also during the quarter ended June 30, 2006, we raised $1,135,000 in additional financing in the form of convertible promissory notes.  These notes bear interest at 6% per year and are due on October 31, 2008.  They are convertible at $1.00 per share.  All holders of these notes are expected to convert them to common stock within the immediate future.

We believe that our financing activities, together with our revenues and cash-on-hand, will allow us to continue to meet our budget and execute on our strategic plan for the remainder of the 2008 fiscal year.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Terry Leiweke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of june 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held May 12, 2008 in Las Vegas, Nevada.  At the annual meeting, three directors were elected to serve as our board of directors until the next annual meeting of shareholders.  The individuals elected and the number of votes cast for, against each them was as follows:

Name	For	Against	Withheld
R. Terry Leiweke	9,376,398	105,000	0
John F. Slitz	9,376,398	105,000	0
Tracey Leiweke	9,376,398	105,000	0

In addition, the shareholders voted to approve the 2007 World Series of Golf, Inc. Stock Option Plan (the “Plan”).  The votes cast were 8,831,398 in favor, 550,000 against, and 100,000 abstaining. The Plan had previously been adopted by our board of directors on October 19, 2007.  A complete copy of the Plan was previously included as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	World Series of Golf, Inc. Stock Option Plan (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Series of Golf, Inc.

Date:	August 14, 2008

By: /s/Terry Leiweke Terry Leiweke Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director