Form 10-Q
period 2008-09-30
World Series of Golf, Inc.
filed 2008-11-13
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,109,999 common shares as of November 12, 2008

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007;

F-2	Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007(unaudited);

F-3	Statements of Stockholder’s Equity from inception on July 24, 2007 through September 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

WORLD SERIES OF GOLF, INC.
Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS

Cash	$401,213	$244,914
Accounts receivable	881,442	186,960
Prepaid expenses	3,465	-

Total Current Assets	1,286,120	431,874

FIXED ASSETS, net	287,179	190,627

TOTAL ASSETS	$1,573,299	$622,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$460,865	$59,135
Convertble debt, net	1,728,969	912,653
Other current liabilities	171,485	63,500

Total Current Liabilities	2,361,319	1,035,288

LONG-TERM LIABILITIES	-	-

Total Liabilities	2,361,319	1,035,288

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 22,109,999 and 21,399,999 shares issued and outstanding, respectively	22,109	21,399

Additional paid-in capital	9,932,607	8,109,520
Stock subscription receivable	(2,000,000)	(2,000,000)
Accumulated deficit	(8,742,736)	(6,543,706)

Total Stockholders' Equity (Deficit)	(788,020)	(412,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,573,299	$622,501

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$571,876	$519,670	$2,634,630	$1,169,544

COST OF SALES	25,351	25,074	1,939,649	567,101

GROSS PROFIT	546,525	494,596	694,981	602,443

EXPENSES

Management fees	174,986	100,000	485,871	621,543
Depreciation and amortization	12,823	35,165	38,467	35,165
Advertising and marketing	70,009	208,238	311,645	390,000
Professional fees	281,001	268,739	728,921	320,381
General and administrative	100,731	2,825,638	1,041,442	3,675,617

Total Expenses	639,550	3,437,780	2,606,346	5,042,706

OPERATING LOSS	(93,025)	(2,943,184)	(1,911,365)	(4,440,263)

OTHER INCOME (EXPENSE)

Interest income	79	-	655	-
Interest expense	(137,323)	-	(288,320)	-

Total Other Income (Expense)	(137,244)	-	(287,665)	-

NET LOSS	$(230,269)	$(2,943,184)	$(2,199,030)	$(4,440,263)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.41)	$(0.10)	$(0.76)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,969,999	7,252,284	21,750,0999	5,875,000

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2006	8,629,568	$8,629	$1,964,371	$-	$(1,693,410)	$279,590

Common stock issued for cash at $1.05 per share	4,323,319	4,323	4,554,677	(2,000,000)	-	2,559,000

Common stock issued for services at $1.05 per share	1,447,113	1,447	1,524,553	-	-	1,526,000

Contributed capital	-	-	24,885	-	-	24,885

Beneficial conversion feature of convertible debt	-	-	48,034	-	-	48,034

Recapitalization	6,999,999	7,000	(7,000)	-	-	-

Net loss for the year December 31, 2007	-	-	-	-	(4,850,296)	(4,850,296)

Balance, December 31, 2007	21,399,999	21,399	8,109,520	(2,000,000)	(6,543,706)	(412,787)

Common stock issued for cash at $1.25 per share	304,000	304	379,696	-	-	380,000

Beneficial conversion feature of convertible debt	-	-	587,404	-	-	587,404

Fair value of warrant attached to common stock	-	-	598,093	-	-	598,093

Common stock issued for services at $1.25 per share	406,000	406	257,894	-	-	258,300

Net loss for the nine months ended September 30, 2008	-	-	-	-	(2,199,030)	(2,199,030)

Balance, September 30, 2008	22,109,999	$22,109	$9,932,607	$(2,000,000)	$(8,742,736)	$(788,020)

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(2,199,030)	$(4,440,263)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	38,467	35,165
Amortization of discount on debt	195,801
Common stock and warrants issued for services	856,394	1,526,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(694,482)	(195,540)
(Increase) decrease in prepaid expenses	(3,465)	-
Increase (decrease) in accounts payable	401,730	285,315
Increase (decrease) in other current liabilities	107,985	25,795

Net Cash Used in Operating Activities	(1,296,600)	(2,763,528)

INVESTING ACTIVITIES

Purchase of fixed assets	(135,019)	(225,075)

Net Cash Used in Investing Activities	(135,019)	(225,075)

FINANCING ACTIVITIES

Increase in note payable - related party	72,918	985,572
Increase in convertible notes payable	1,135,000	-
Common stock issued for cash	380,000	1,774,000

Net Cash Provided by Financing Activities	1,587,918	2,759,572

NET INCREASE (DECREASE) IN CASH	156,299	(229,031)

CASH AT BEGINNING OF PERIOD	244,914	298,934

CASH AT END OF PERIOD	$401,213	$69,903

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$80,462	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WORLD SERIES OF GOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

We succeeded in completing the inaugural event in Las Vegas on May 13-16, 2007.  According to the statistics we received, it was viewed in over 2 million households on NBC Sports and had over 96 million internet impressions from our online component. It aired on SKY Sports in Europe and was featured in local, national and regional coverage in the U.S., including the AP wire service.  The 2008 annual event was played during the week of May 12-15, 2008. Our online component is in the process of development with a public launch targeted for 2009. At this time, our third major event in Las Vegas is expected to be planned for the following year at about the same time of year, in May 2009.

Year One -- Proof of Concept and Establishing Authenticity
During the year ended December 31, 2007, our primary objective was to establish proof of our unique concept and to create an authentic and successful event based upon our proprietary method of tournament golf play.  Our first tournament was viewed by over 2 million households and has generated a very positive overall response.  The popularity of the inaugural 60-player event led to more applicants than player positions available for the expanded 125-player tournament played May 12-15, 2008.

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

In addition, we have opened a London office with partners in order to expand operations and play into Europe. Our first European event was tentatively scheduled for September or October of 2008. However, the event is now expected to occur in 2009 instead. Our European events are expected to be varied in size, but all played under our patent pending format. We anticipate the events to be similar to those hosted in Las Vegas, featuring a buy-in for each player (projected to be £10,000) and a three-to-four day elimination tournament. We are exploring the creation of made-for-television events (i.e., USA vs. Europe) played in a Ryder Cup style. Many of our current partners, vendors and affiliates have a global presence. These global ties are expected to provide valuable assistance with the expansion of our tournaments to Europe and beyond.

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

Ultimately, after we have more firmly established our game as a compelling television event, we would like to find a permanent telecast home for flagship event in Las Vegas.  The primary contenders for a permanent relationship at this time would be The Golf Channel in the U.S. and SKY Sports in Europe.

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

The online game being developed in partnership with the World Golf Tour will contain several valuable features: it will (1) require users to register; (2) allow people to play and get familiar with our format and (3) encourage the development of a social networking community related to the game and its online play.  Through the online game, the World Series of Golf, we expect to be able to conduct events 24 hours a day, seven days a week. Players will be able to compete varied types of play, including 3 hole, 6 hole, 9 hole, or 18 hole events. Most of these events will be buy-in events.  Registered players will acquire credits and then use these credits to participate in the online events they choose. Management expects this to not only drive revenue, but give the users an opportunity to learn the format. We anticipate leveraging our land based events, media and strategic partner relations to drive traffic to the online game site.

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

Year Three -- Validity and Long-Term Success

Management believes that the 2009 fiscal year, upon the completion of our third inaugural event, will be the turning point at which we will be able to establish our business as a viable growing concern that is well positioned for long-term profitability and success.  The successful completion of our third flagship World Series of Golf event in the Spring of 2009 is expected to put us over the proof of concept stage and establish the long term staying power of our brand.  Also during 2009, we expect to launch the fully-functional version of our online game site and to begin building our online following and community, generating the increase revenues we will need to grow the business over time.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended September 30, 2008

We earned revenues of $571,876 and incurred costs of sale totaling $25,351 during the three months ended September 30, 2008, compared to revenues of $519,670 and costs of sale of $25,074 during the three months ended September 30, 2007. We incurred operating expenses in the amount of $639,550 for the three months ended September 30, 2008 and in the amount of $3,437,780 for the three months ended September 30, 2007.  We earned revenues of $2,634,630 and incurred costs of sale totaling $1,939,649 during the nine months ended September 30, 2008, compared to revenues of $1,169,544 and costs of sale of $567,101 during the nine months ended September 30, 2007. We incurred operating expenses in the amount of $2,606,346 for the nine months ended September 30, 2008 and in the amount of $5,042,706 for the nine months ended September 30, 2007. Our operating expenses included General and Administrative Expenses of $100,731 during the three months ended September, 30, 2008, $2,825,638 during the three months ended September, 30, 2007, $1,041,422 during the nine months ended September, 30, 2008, and $3,675,617 during the nine months ended September, 30, 2008.

We incurred a net loss of $230,269 for the three months ended September 30, 2008, compared to a net loss of $2,943,184 for the three months ended September 30, 2007.   We incurred a net loss of $2,199,030 for the nine months ended September 30, 2008, compared to a net loss of $4,440,263 for the nine months ended September 30, 2007. Our losses are attributable to operating expenses in excess of current revenues. The decrease in net losses from periods ended September 30, 2007 to periods ended September 30, 2008, are primarily due to a significant reduction in General and Administrative Expenses.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets in the amount of $1,286,120, consisting of $401,213 in cash, $881,442 in accounts receivable, and $3,465 in prepaid expenses.  As of September 30, 2008, we had $2,361,319 in current liabilities, consisting of accounts payable of $460,865, convertible debt in the amount of $1,728,969, and other current liabilities in the amount of $171,485.  We therefore had a working capital deficit of $1,075,199 as of September 30, 2008.

Our operating activities used $1,296,600 in cash during the nine months ended September 30, 2008. The primary component was our Net Loss of $2,199,030. We used $135,019 in investing activities during the nine months ended September 30, 2008. This was due exclusively to the purchase of fixed assets during the period. Our financing activities generated 1,587,918 in cash during the nine months ended September 30, 2008 through the issuance of notes and common stock.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Thus far in the current fiscal year, we have generated revenues from player buy-ins for our annual Las Vegas tournament and sponsorship sales as well as payments under  the company’s stock purchase agreement with The Custom Group.

We believe that our financing activities, together with our revenues and cash-on-hand, will allow us to continue to meet our budget and execute on our strategic plan for the remainder of the 2008 fiscal year.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated losses from operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing all types of businesses related to the sports entertainment industry.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Terry Leiweke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

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

World Series of Golf, Inc.

Date:	November 13, 2008

By: /s/Terry Leiweke Terry Leiweke Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director