Form 10-K
period 2008-12-31
World Series of Golf, Inc.
filed 2009-06-10
CIK 1389879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File No. 333-140685

World Series of Golf, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0719383
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

10161 Park Run Dr., Suite 150
Las Vegas, Nevada 89145
(Address of Principal Executive Offices)

(702) 740-1740
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 2, 2009, 21,716,499 shares of the registrant’s common stock were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $17,009,710.10 as of June 30, 2008. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

i

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K and the documents incorporated herein by reference, if any, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

     Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise.

     The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the appeal and acceptance of our proprietary method of play and our planned online products; (3) the success or failure of our development of additional products and services; (4) our ability to maintain, attract and integrate management personnel; (5) our ability to secure suitable broadcast and sponsorship agreements; (6) our ability to effectively market and sell our services to current and new customers; (7) changes in the rules and regulations governing our business; (8) the intensity of competition; and (9) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

PART I

     In this Annual Report on Form 10-K, we will refer to World Series of Golf, Inc., a Nevada corporation, as “our company,” “we,” “us” and “our.”

ITEM 1. – BUSINESS

Overview

     We are a sports entertainment company that hosts amateur golf tournaments and events and seeks to create branded products, games, media and entertainment based on our proprietary golf tournament method of play which we call “The World Series of Golf”. We believe our unique method of play enhances the entertainment value of the skilled game of golf by incorporating elements of strategy similar to those found in “Texas Hold ‘Em”, a popular style of the card game poker.

     Since we began operating our current line of business in 2006, we have held three three-day World Series of Golf tournaments in Las Vegas, Nevada, during the month of May in each of 2007, 2008 and 2009. Our third tournament took place from May 12-14, 2009 at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Beginning in the second half of 2009, we plan to offer through our website, www.worldseriesofgolf.com, a multi-player, online video game based on our unique method of play and a social network/web community where interested players can communicate with one another.

     We generate revenue primarily through advertising and sponsorship fees, brand licensing fees and entry fees paid by the amateur players entering our tournaments. For the years ended December 31, 2008 and 2007, approximately 40% and 75% of our revenues were derived from sponsorships and advertising arrangements, approximately 38% and 0% were derived from our licensing contract with the Custom Group and approximately 22% and 25% were derived from player entry fees. Once we fully implement our online game strategy, management expects revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

     Our principal executive offices are located at 10161 Park Run Drive, Suite 150, Las Vegas Nevada 89145, and our telephone number at that address is (702) 740-1740. We maintain an Internet website at www.worldseriesofgolf.com. Information on our website is not part of this Annual Report.

Products and Services

The Game

     Central to all of our product and services offerings and our business strategy are the unique rules of the World Series of Golf tournament play. The World Series of Golf, first introduced at our 2007 inaugural tournament, is our proprietary golf tournament format that incorporates the highly skilled game of golf with the popular “Texas Hold ‘Em” style of poker. The World Series of Golf is a hole-by-hole hit and bet, no limit amateur prize tournament, which is played on professional 18-hole golf courses in accordance with our specific rules of play. To date, the game has been available for play only in live, “land-based” tournaments held in Las Vegas, Nevada. As further described herein, we are also developing an online game format having rules of play closely based on those of our live tournaments.

Events/Tournaments

     Since we began operating our current line of business in 2006, we have held three annual three-day World Series of Golf tournaments in Las Vegas, Nevada, during the month of May in each of 2007, 2008 and 2009. Each year the number of players in our event has increased. In our 2007, 2008 and 2009 events, we had 60, 80 and 125 amateur golfers, respectively, who competed for a total of $530,000, $580,000 and $720,000 in cash prizes, respectively. Each player paid a $10,000 entry fee to enter the tournament, except for certain players whose fee was waived pursuant to various sponsorship or other agreements. The 2007 and 2008 events were televised and broadcasted by major television networks (NBC and CBS, respectively) as two-hour television shows. The 2009 event will be broadcasted domestically on the WGN America network as a thirteen week, one hour episodic television series and internationally by Setanta network.

     Our third tournament recently took place, from May 12 to May 14, 2009, at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada, an international golf destination with three 18 hole professional golf courses. We acquired exclusive rights to utilize all golf courses and other facilities at the resort for our tournament, including 5,000 square feet of hospitality space. For the 2009 event, we arranged or provided training of tournament personnel, hardware, software, signage, training and maintenance support, whereas in 2007 and 2008, we retained the services of an event management firm to provide such services. Approximately 70% of the players in the 2009 event were repeat players from our prior tournaments.

     As part of our growth strategy, we plan to create a qualifying circuit of World Series of Golf tournaments to be held at various times during the year at various highly-rated golf courses, both domestically and internationally. The winners of these qualifying tournaments would compete against one another in an end-of-season tournament to be held in Las Vegas at which we will crown the World Series of Golf grand champion for that season.

      Summary Rules of Play. Our tournament is only open to amateur golfers who may register at our website or by contacting our offices directly. The tournament is typically played over several days with up to 125 amateur player participants on the first day of the tournament.

     At the start of the tournament, the players are divided into foursomes, fivesomes or sixsomes depending on the total number of players in the event. A ‘dealer’ (which we call a ‘croupier’) remains with each group to keep track of all wagers and scores, as well as to address rule interpretations or violations. Players in our World Series of Golf format compete with one another for the largest “bank” or “purse” among their respective groups in order to continue playing in the tournament on succeeding days as their competitors are eliminated. On the final day of the tournament, the remaining players (those not eliminated) are grouped in a foursome, fivesome or sixsome and compete with one another until one player is declared the winner of the World Series of Golf tournament. Players who advance out of day one are paid $10,000. Players who advance out of day two, which has been five in each one of our prior events, are paid according to their order of finish. Payouts for the 2009 event were $300,000 for first place, $100,000 for second place, $50,000 for third place, $40,000 for fourth place and $30,000 for fifth place. A total of 25 players received payouts in the 2009 event.

     Under our unique method of play, players must ante at the beginning of each hole. A specific order of play is determined and maintained throughout the round. At each hole, the first player makes his or her wager prior to hitting the first shot. Thereafter, the other players in the group may bet, raise, check or fold, with no betting limit. This process is repeated after each round of golf shots. Antes are 1% of the total purse on the tee. On day one, each player’s purse is $10,000 and antes are $100 and double every three holes. Antes increase on days two and three as a result of one player in each group from day one accumulating all of the purses of the group. On day two, each player begins with $50,000 in his or her purse and antes are initially $500 and then double every three holes. On day three, each of the five finalists has $250,000 in their purse and their antes are initially $2,500 and then double every three holes. Each of the antes on each respective day is also the minimum bet. Players are then permitted to raise in $100 increments and can go “all in” at any time.

     At the conclusion of 18 holes (assuming at least two members of the group have not been eliminated prior to then), if more than one player has enough money to match an ante, then extra holes are played and the antes double on each successive hole. For example, on day one, if more than one player has over $6,400, they play an extra hole and if more than one player has over $12,800, they play a second extra hole. The match ends after a second extra hole. In the event of a tie on any hole, the players split the pot. In the event every player in a group ties a hole, antes will carry over to the next hole. Players are eliminated when they cannot ante on a hole. Players are not permitted to buy back in. The winner of the tournament is the last player remaining after all other players have been eliminated. The foregoing summary is for illustrative purposes only. Actual rules of play are available from the company on our website.

Broadcast/Media

     We believe that increasing exposure to our live tournaments will lead to increased revenue from sponsorships and other advertising in addition to the revenue we generate from our tournament entry fees. We believe we can obtain a greater degree of exposure for our tournaments (and our website offerings) and thus increase the value of our sponsorships and advertising rights, by promoting our tournaments, including our unique method of play, through television distribution. To this end, we seek production and broadcast partners in connection with the broadcast of our tournaments.

     Production. We film the game play at our live World Series of Golf tournaments, as well as “behind the scenes” in the clubhouse and the sponsoring hotel and then edit all footage into episodes of varying lengths that are distributed for telecasting to domestic and international television audiences. We use outside productions companies to provide us with these services. For our 2007 tournament, we produced two one-hour episodes which were broadcast on NBC. For our 2008 tournament, we produced two one-hour television shows that were broadcast domestically on CBS and internationally on Setanta Golf network.

     Echo Entertainment, Inc., a full-service production company, will produce thirteen one-hour episodes in high definition television based on our 2009 tournament which will be provided in ready-to-air format for broadcasting on WGN America and Setanta. Echo Entertainment will produce all of the on-course and in-hotel remote coverage and deliver the finished programming to both WGN America and Setanta and any other media outlets with which we contract. Echo Entertainment produced the content based on our 2008 tournament.

     We seek to structure our broadcasts in the manner of reality shows where viewers can follow the background stories and play-by-play struggles of relatable and interesting ‘common person’ golfers. We believe this type of presentation and approach to our tournaments will lead to more watchable and compelling television than the professional golf tournaments that are commonly broadcast on television today. Through our player application process, we attempt to select a varied playing field for the World Series of Golf tournament that will provide viewers with a number of memorable characters and interesting story lines.

     Broadcasting. Since our first tournament in 2007, we have entered into broadcast agreements for the domestic and international telecast of our productions. In 2007, our two one-hour television shows were broadcast on NBC and, in 2008, our two one-hour television shows were broadcast on CBS. Additionally, our two two-hour episodes on the rules of the game were broadcast in Europe on Setanta Golf network.

     Domestic Telecasts. For our 2009 World Series of Golf tournament, we licensed production of the event to WGN Continental Broadcasting Company, a Tribune Entertainment company and the owner and operator of WGN America, a domestic television network that reaches approximately 72 million households, whereby it will broadcast on WGN America a 13-week episodic television series based on our 2009 World Series of Golf tournament.

      WGN America has agreed to broadcast our programming for thirteen consecutive weeks beginning in July 2009 on Sundays at 11a.m. with a rebroadcast scheduled for Saturdays at 1p.m. It is anticipated these Saturday and Sunday episodes will be the lead-in television show to WGN America’s coverage of its broadcast of Major League Baseball games (Chicago Cubs or Chicago White Sox). WGN America retains an exclusive right to broadcast episodes of 2009 World Series of Golf tournament for an unlimited number of times until the start of our 2010 tournament. We granted WGN America the right to extend our agreement to cover any similar events in 2010 and 2011.

     WGN America has the right to incorporate four billboards into the episodes and retains one-half of the commercial minutes for each episode. We have the right to sell the remaining commercial minutes to advertisers. Additional terms of the agreement provide that WGN America will serve as a sponsor of our 2009 World Series of Golf tournament. See “Sponsorships” herein.

     International Telecasts. We seek to capitalize on the international appeal of the game of golf by introducing our unique method of play to international audiences. We believe that international telecasts of our production are essential to growing international interest in our game. Beginning with our 2008 World Series of Golf tournament, we began licensing rights to the international telecast of our episodes.

     We licensed our 2008 tournament production to Setanta Sports, a leading international sports broadcaster with operations in Great Britain, Ireland, Luxembourg, Canada and Australia and which owns and operates premium sports TV channels that are made available to customers on a subscription basis via satellite, cable, digital, broadband and mobile distribution. Our production initially aired on the Setanta Golf channel and later on its Setanta Sports 1 channel. The telecast included a thirty minute preview show explaining the rules of the games and four one-hour episodes covering the 2008 event. All episodes aired in prime time (Thursday evenings) and generated over 125 hours of content on the network (an initial airing plus at least five rebroadcasts).

Internet Broadcast. We also plan to broadcast the production of our May 2009 tournament and future tournaments on Internet TV. At this time, we are in discussions to partner with companies that offer this type of service. However, there can be no assurance that we will be successful in reaching an agreement. We believe this outlet can vastly expand our broadcast capability globally via the Internet and provide high definition, studio quality video to enhance the high resolution quality of our online game.

     We have licensed our 2009 World Series of Golf tournament production to Setanta for telecast outside the U.S. in Setanta coverage areas including Great Britain, Scotland, Ireland, the DISH Network and DirectTV. Under the license, we will provide thirteen one-hour episodes in ready-to-air format for broadcasting on Setanta Sports beginning in September 2009. We retained the rights to place all advertising during the airing of the telecast.

     Sponsorships. In connection with our live tournaments, our telecasts and our website, we grant or sell sponsorships to interested advertisers pursuant to which the advertiser’s products or services may be identified as an “official” product or service provider of the World Series of Golf and we grant “naming rights” that entitle one such advertiser to be the sole sponsor of the live tournament. Sponsorships are an important part of our business strategy as they allow us to partner with complementary service providers to bring greater awareness to our products and services. Sponsorships also allow us to acquire necessary products and services at little or no cost (in the case of in-kind sponsorships) and generate additional revenue. Some of our 2009 event sponsors included:

  WGN America – Under our agreement with WGN Broadcast Company, the WGN America network was referred to as the “Official Broadcast Partner of the World Series of Golf” for our 2009 tournament.

  The Mirage Casino Hotel – The Mirage, a 3,323 room hotel and casino resort located in Las Vegas, Nevada, is the “Official Hotel and Casino of the World Series of Golf.” Under our sponsorship agreement, The Mirage provided us with hotel accommodations, preferred guest room rates, convention space and catering, an opening night draw party for 350 persons, tournament event space and closing night awards mixer. The Mirage has been one of our sponsors since our inaugural tournament. In 2007 and 2008, we recognized revenue and related cost of sales of approximately $405,000 and $454,000, respectively, related to our agreement with The Mirage. Our 2009 agreement with The Mirage is valued at approximately $243,600.

  FullTiltPoker.net – Under an agreement with Pocket Kings, Ltd., the developer and operator of FullTiltPoker.net, the second largest poker website in the U.S., our 2009 World Series of Golf tournament was referred to as the “FullTiltPoker.net World Series of Golf”. We also provided other signage display rights at the event and incorporated the FullTiltPoker.net logo and other graphics into our television broadcasts. According to the terms of our agreement, Pocket Kings, Ltd. pays us a sponsorship package fee which includes additional amounts for certain entitlements such as player entry fees and other rights in connection with our European broadcasts. We also granted Pocket Kings, Ltd. a right of first refusal to sponsor future events. In 2008, we recognized revenue of $395,000 related to our agreement with Pocket Kings, Ltd. Our 2009 agreement with Pocket Kings, Ltd. is for $495,000.

Planned Internet Offerings

     Online Video Games and Social Networking. In addition to our amateur live tournaments, we plan to offer World Series of Golf game enthusiasts the opportunity to play our game in a multi-player online video game format, without the need to pay an entry fee or wager using real money and to socially network with other game enthusiasts in a web community at our website. Under a joint development agreement with World Golf Tour, Inc. (“WGT”), a company that designs and develops video games to be played on the Internet, WGT will build a World Series of Golf branded version of WGT’s existing life-like interactive online golf video game which will be appropriately modified to incorporate our unique method of play and scoring. The game will enable multiple players to play famous golf courses throughout the world and compete with one another in tournament play. We plan to offer a monthly subscription package for unlimited play, as well as online play on a per game or per “click” basis. Profits derived from the player fees and advertising will be shared between WGT and us.

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

     Under the agreement with WGT, we will pay WGT a fee for developing the online game and the parties will share revenues generated by the online game and other related product lines, including advertising and sponsorship of the online game. The agreement with WGT has an initial term of two years from the date of the live launch of the online game, which term will be automatically extended for additional one year terms unless terminated by either party.

     The online game being developed in partnership with the WGT will contain several valuable features: it will (1) require users to register; (2) allow people to play and get familiar with our format and (3) encourage the development of a social networking community related to the game and its online play. Through the online game, we expect to be able to conduct events 24 hours a day, seven days a week. Players will be able to compete in varied types of play, including 3 hole, 6 hole, 9 hole, or 18 hole events. Most of these events will be buy-in events. Registered players will acquire credits and then use these credits to participate in the online events they choose. Management expects this to not only drive revenue, but give the users an opportunity to learn the format. We anticipate leveraging our land based events, media and strategic partner relations to drive traffic to the online game site.

     Once a critical number of players have familiarized themselves with our game and have refined their skills using our U.S.-based online game, we will explore opportunities to incorporate online gaming into the online games. Under the terms of our agreement with WGT, we have the right to license the operating system being developed to create a gambling platform to put on top of our game and operate in those parts of the world where online gaming is legal.

     Internet TV. During the second half of 2009, we plan to launch a highly-interactive online web-TV site. We plan to model our Internet TV site on an exclusive country club and to offer visitors a merchandise mart, screening rooms, game rooms, a practice area, a pro shop and a golf inventor’s gallery. We believe that such a site will enhance our customers’ experience and provide a social networking opportunity for members.

Brand Licensing

     We seek to generate additional revenue from the World Series of Golf brand in the U.S. and worldwide by pursuing the license of our name, logo and other proprietary marks for use with products and services that we wish to be associated with. We have only recently begun our licensing program. In September 2007, we licensed the World Series of Golf name and logo to the Custom Group of the United Kingdom, in exchange for license fees of approximately $931,000 which we received and recognized as revenue in 2008. We terminated this agreement due to the Custom Group’s default.

Growth Strategy

     Management’s objective is to build a global brand for World Series of Golf and our unique method of play by providing an integrated offering of “real world,” live events, broadcast coverage and a high-quality online gaming experience and a strong web community. The key elements of our growth strategy include the following:

  Identifying and securing long-term broadcasting partners for the domestic and international distribution of our production content;

  Securing high-quality sponsorships from advertisers offering strategic advantages and having products and services that are complementary to our business;

  Building awareness of, and increasing interest in, our game through an comprehensive marketing program consisting of strategic alliances, sponsorships, online advertising and traditional media advertising;

  Producing additional media content derived from our existing and future live, “land-based” events for broadcasting on various media;

  Continuing to develop, improve and protect our technology and intellectual property assets, such as our website, our proposed online game and Internet broadcast network and our trademarks;

  Expanding our live, “land-based” tournaments into other markets, nationally and internationally, by developing qualifying tournaments that culminate in a final, season-ending tournament; and

  Hiring additional managerial, technical and administrative personnel to support our planned growth.

Competition

      We believe that our unique method of play differentiates us from any other amateur, land-based, televised golf tournament. We believe that the unique scoring and wagering component of our method of play is so central to our game format that we do not directly compete with traditional amateur golf tournaments or professional, televised golf tournaments. However, we face competition from other areas. Since we operate our land-based tournament in Las Vegas, Nevada, a major resort destination, we compete with resort-based gaming and non-gaming entertainment operating in the immediate and surrounding market areas, such as poker tournaments and other forms of casino and hotel entertainment. To the extent we compete in this market, we may be at a disadvantage due to the greater marketing resources, brand recognition, financial strength and entertainment diversity of such competitors. With regard to our television broadcasts, we compete for viewership and sponsorship with televised sporting events and other television programming that may air at the same time as our television broadcasts.

Sales and Marketing

     We market our live tournaments to the general public through our website, the websites of our World Series of Golf partners, such as The Mirage and Pocket King Ltd.’s FullTiltPoker.net, direct mail and through the awareness we build from our domestic and international television broadcasts and news articles and features written about us in local publications and trade magazines. We also work directly with the marketing department of MGM’s Mirage hotel, one of our tournament sponsors, to promote our land-based tournaments. Advertising within the Mirage includes in-house television channels, flat screen television displays, outside marquee signs, table tents, flyers, slot toppers and show cards to stimulate curiosity and tournament play, as well as full-page coverage in their in-room magazine.

Regulation

     We are not aware of any material legal or other regulatory restrictions that may adversely affect our business. Generally, in the U.S., games of skill are distinguished at law from games of chance by the predominant role of skill in determining the outcome of the game. We believe, after consultation with our gaming law counsel, that our unique method of play constitutes a game of skill and that we are not subject to Nevada State gaming regulations in connection with the operation of our World Series of Golf tournament play. It is possible, however, that our golf tournaments could become the subject of future federal or state gaming legislation or regulations or that federal or state authorities could take the position that our planned activities are subject to existing regulations.

     In addition, we believe that our planned online video games to be offered via the Internet are games of skill and not gambling subject to U.S. federal or state regulations regarding Internet gambling. Most U.S. states do not prohibit offering games of skill with prizes for a fee, but do prohibit offering games of chance with prizes for a fee. However, as a result of the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “UIGEA”) in the U.S., there can be no assurance that regulators will not choose to interpret and administer laws in a manner that would restrict our online video game operations. Whether a particular game involves the requisite amount of skill is ultimately a question of fact for regulators and courts to decide. These determinations of fact can differ from state to state. Should there be any change to the laws or to the interpretation of these laws in any state or changes in federal law, a change in the interpretation of existing federal law or in any states in which we offer our services or an interpretation of the UIGEA restricting our operations, we may no longer be able to offer our services in certain states or may be required to modify its services at a cost to comply with changes in the law or its interpretation. Proposed legislation was recently introduced in the U.S. House of Representatives which, if enacted, would relax certain restrictions on online poker and Internet gambling under UIGEA. The proposed legislation would allow licensed online operators to accept bets and wagers from individuals in the U.S. and allow financial institutions to handle such transactions. We view this legislation as beneficial to our business; however, there can be no assurance that it will be adopted.

     In the United States, there exists other legislation that regulates certain other aspects of the Internet, including online content, user privacy, taxation, liability for third party activities and jurisdiction, some of which may be or become applicable to our business.

Research and Development

     We are not engaged in any meaningful research and development activities and we do not have a research and development staff. We regularly monitor and assess the effectiveness of the rules of our game and make adjustments accordingly to maximize efficiency of the game interest of our participants.

Intellectual Property

     We create, own and distribute intellectual property. It is our practice to protect our technology through patents, trademarks, copyrights, trade secret laws, restrictions on disclosure and other methods.

     We filed a U.S. utility patent application (Application No. 10/958,933) for the invention, entitled “Method for Conducting Sports Tournaments With Wagering” with respect to our unique World Series of Golf method of play. The patent application is currently pending.

     We have a registered trademark for the name “World Series of Golf” and its related logo. We have applied for registration for the following marks: “World Series of Professional Men’s Golf”, “World Series of Professional Ladies Golf”, and “World Series of Amateur Golf” and “World Series of Golf Club Championship.” We also have a registered trademark in Japan and Canada for the name “World Series of Golf”.

     We have no foreign patents or other foreign trademarks. Prior to expanding our live tournaments into foreign markets, we plan to take measures to protect our intellectual property in such markets.

     Our primary Internet domain is worldseriesofgolf.com. We also own the following domain names:

theworldseriesofgolf.com	theworldseriesofgolffinals.com
theworldseriesofgolflasvegas.com	worldseriesofgolf.info
worldseriesofgolf.tv	worldseriesofgolffinals.com
worldseriesofgolflasvegas.com	worldseriesofgolftournament.com
wsglasvegas.com	wsglv.com
britishworldseriesofgolf.com	canadianworldseriesofgolf.com
worldseriesofgolf.net	europeanworldseriesofgolf.com
worldseriesofgolf.org	worldseriesofgolf.asia
wsgonline.org	worldseriesofgolf.cn
wsog.biz	worldseriesofgolf.com.cn
wsgonline.mobi	worldseriesofgolf.com.hk
wsog.mobi	worldseriesofgolf.com.tw
wsgonline.biz	worldseriesofgolf.hk
wsog.net	worldseriesofgolf.net.cn
wsog.us	worldseriesofgolf.org.cn
wsog.name	worldseriesofgolf.tw
wsgonline.net	wsgonline.name
wsgonline.tv	wsgonline.info
wsgonline.us	wsog.info

     We also rely on trade secrets, know-how and other unpatented proprietary information in our business. Most of our employees are required to enter into confidentiality and non-competition agreements. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect us or provide an adequate remedy for the damages that may be caused by such a breach.

Seasonality

      In 2007 and 2008, we earned 100% and 70%, respectively, of our annual revenues during the second quarter of the year due to the fact that we have held our tournaments during the month of May. Participants in our tournaments typically register online at our website and pay their entry fee during the first or second quarter of the year. In addition, we recognize sponsorship and advertising revenue when we provide the advertising, which is in connection with the tournament, or when we utilize the in-kind services or products, which are typically utilized in connection with the tournaments, such as player gifts and hotel rooms. We expect this trend to continue until such time as we successfully expand the number of tournaments we offer in other locations throughout the year or increase the revenues we generate from other sources, such as broadcast license fees, merchandise sales and fees from online games.

Industry

     Due to the unique nature of our business, we do not operate in a single industry, but rather across discrete segments of several industries that we believe are complimentary and offer the opportunity for several diversified revenue models. These industries are sports and entertainment, gaming and online games.

     Sports and Entertainment. Golf is one of the most popular sports in the United States and worldwide. Part of what makes the game so popular, we believe, is its appeal as a spectator sport as well as a player sport. As evidence of the sport’s popularity in relation to other sports, golf facility revenues in the U.S. exceeded revenues from all professional and semi-professional sports combined, according to a 2008 study by Golf 20/20, an industry trade group. Golf Magazine, a monthly print publication, reported having over six million subscribers in 2008, and the top five golf websites had 3.7 million visitors during the same period. World Golf Tour, Inc., an operator of online golf games, reported having about 250,000 unique visitors to its website each month. Golf’s international appeal is evidenced by the television broadcast of the 2008 PGA Tour events in over 200 countries.

     The golf industry is expected to achieve revenues in the United States of $81 billion in 2009 and grow to $91 billion by 2012 despite the current economic downturn, according to estimates by National Diversity Solutions, a research firm focusing on diversity matters. The sport’s appeal as both a player and spectator sport creates opportunities for markets in various sectors of the larger golf market, such as golf facilities, broadcast, print, and online media, golf apparel, golf equipment, online golf games, among others.

     Our business strategy seeks to capitalize on the popularity and projected growth of golf, domestically and internationally, by incorporating our proprietary method of golf play to create a suite of products and services for commercial sale to golf and gaming enthusiasts alike.

     Gaming. Due to the scoring elements of our method of play (which resemble poker wagering), we also operate in a small segment of the larger gaming industry, which is a $70 billion dollar industry in the U.S. according to the American Gaming Association. The uniqueness of our game, which involves skill and gaming elements similar to poker, make industry segmentation and comparisons difficult. However, we believe that a fraction of customers of gaming facilities, of which there are more than 40 million, according to the Las Vegas Visitor and Convention Authority, represent potential customers for our tournaments and our other planned product offerings. These potential customers may include, without limitation, participants in sports wagering, in which individuals place bets against each other in relation to sporting events, which has revenues of approximately $17 billion in North America during 2008.

     Online Games. Once we launch our planned online World Series of Golf game, which is being jointly developed with World Golf Tour, Inc., we will enter the fast-growing online games industry. Our World Series of Golf online game will be categorized as a skill-based game. The International Game Developers Association (IGDA) defines a “skill based game” as a web game played in a tournament format, with each player paying a cash entry fee to play and with a cash or merchandise prize going to the winner or winners of the tournament. Online games also typically generate revenue from advertising and so-called “micro-transactions” in which gamers make smaller dollar purchases on the website. Skill based games are so named because the outcome of each competition is based on the players’ ability and performance, with any elements of luck either eliminated or greatly reduced.

     The Internet has been the fastest growing market for goods and services over the last ten years and within this marketplace the sector known as online skill games is growing four times faster than the Internet itself, according to analyst firm DFC Intelligence. Online skill games generated $3.4 billion in 2005 and are projected to exceed $13 billion by 2011, according to recent figures obtained from DFC Intelligence. Furthermore, the number of U.S. online gamers is projected to increase from 153 million in 2009 to over 180 million in 2012, according to IDC, a research firm.

     The online skill games sector has been identified as a natural progression in online entertainment for people of all ages, playing by the millions from all over the world and at any one time there are game networks with hundreds of thousands of players online. We believe that the ease and speed of online games makes them more attractive than console games, which require the purchase of a gaming system, such as Xbox or Nintendo Wii.

Employees

     As of June 2, 2009, we had eight full-time employees. Of our employees, two are in executive management, one is in finance and administration, one is in sales and marketing and four are in operations and planning. As part of our growth strategy, we intend to hire additional employees in all areas of operations. All of our employees are located at our headquarters in Las Vegas, Nevada. We believe our relations with our employees are good.

Development of Business

     We were incorporated in the State of Nevada on June 30, 2006 under the name “Innovative Consumer Products, Inc.” During the period from our incorporation until January 31, 2008, we generated no significant revenues and accumulated no significant assets, as we attempted to develop and finance our plan to manufacture several alternative prototypes of a proprietary clamp (or hook) device that attaches to the edge of a table or other surface to provide a safe and elevated place to store a purse and other items.

     On January 31, 2008, we acquired all of the outstanding capital stock of World Series of Golf, Inc., a privately-held Nevada corporation (“WSG-NV”) engaged in the sports entertainment industry that conducted golf tournament events under a proprietary method of play format and produced its own content for television and online applications. We immediately ceased prior business and began devoting all resources to the acquired business of WSG-NV.

     The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated January 31, 2008, among our company, WSG-NV, and WSG Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary, whereby WSG-NV merged with and into Acquisition Sub. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in our company, which was a publicly-held “shell” corporation at the time of the transaction. This was considered a capital transaction (a recapitalization) rather than a business combination. Accordingly, no goodwill or other intangible assets were recorded. On February 1, 2008, we merged with Acquisition Sub in a short form merger under Nevada law and changed our name to “World Series of Golf, Inc.”

Business of Predecessor

     WSG-NV, in which we acquired a 100% interest on January 31, 2008, was formed in 2003. As indicated above, WSG-NV was engaged in sports entertainment. Since WSG-NV was considered to be the acquirer for financial reporting purposes, our historical financial statements for any period prior to January 31, 2008, are those of WSG-NV.

ITEM 2. – PROPERTIES

      We do not own any real property. Our corporate offices at 10161 Park Run Dr., Suite 150, in Las Vegas, Nevada are leased from Ideawide, Inc. for a term of six months, beginning on January 1, 2009, for a total cost of $3,000 for the lease term. We have the option to renew the lease for an additional term or lease the space on a month-to-month basis following the expiration of the lease on June 30, 2009. We are currently reviewing our facility needs in light of our current operating plan.

     In 2008 and 2009, we held our golf tournaments at the Las Vegas Paiute Golf Resort. For each three-day tournament, we secured exclusive use of the resort’s golf courses and other facilities. In 2009, we purchased the right to use the resort’s three golf courses for approximately $56,000.

     We also lease residential property in Las Vegas, Nevada for use by management personnel at a cost of $2,500 per month. The original lease term has expired and we are renting this residence on a month-to-month basis.

     We have granted a security interest in all of our assets to The Slitz Family Trust, of which Mr. John Slitz, Jr., our Chairman, is the trustee, as security for our payment of amounts due to the trust under an outstanding promissory note.

ITEM 3. – LEGAL PROCEEDINGS

      As of December 31, 2008, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock was previously quoted on the OTC Bulletin Board under the symbol “WSGF” until May 18, 2009, the date on which our common stock was removed from quotation due to our late filing of this Annual Report on Form 10-K. Currently, our common stock is quoted on the Pink Sheets by Pink OTC Markets, Inc. under the symbol “WSGF”. We intend to have our common stock quoted on the OTC Bulletin Board again following the filing of this annual report with the Securities and Exchange Commission.

     The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC Bulletin Board or the Pink Sheets, as applicable. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places. Our common stock was first quoted on the OTC Bulletin Board on May 10, 2007 and there is no price history prior to such date.

	High	Low

2007

First Quarter	n/a	n/a
Second Quarter	$0.30	$0.30
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.30

2008

First Quarter	$1.60	$1.60
Second Quarter	$1.20	$1.10
Third Quarter	$0.22	$0.22
Fourth Quarter	$0.08	$0.08

2009

First Quarter	$0.02	$0.01
Second Quarter (through June 2, 2009)	$0.03	$0.03

     On June 2, 2009 the closing price of our common stock on the Pink Sheets was $0.03 per share.

Holders of Our Common Stock

     At June 2, 2009, there were approximately 128 holders of record of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

     During our fiscal years ended December 31, 2007 and 2008, we did not pay any dividends on any class of common equity. We do not anticipate that we will pay any cash dividends on our outstanding common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The following sets forth certain information for all securities we sold during the fiscal year ended December 31, 2008 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q:

     On December 22, 2008, we issued 900,000 shares of our common stock to a convertible noteholder upon the conversion of a convertible promissory note in the principal amount of $900,000 having a conversion price of $1.00 per share. This transaction was exempt from registration provided by Section 3(9) of the Securities Act.

     In October 2008, we issued 120,000 shares of our common stock to a consultant in connection with services rendered in connection with our February to April 2008 private placement of common stock and warrants to purchase common stock. This transaction was exempt from registration provided by Section 4(2) of the Securities Act.

     Convertible Note Private Placement. In May and June 2008, we issued convertible promissory notes to six investors in an aggregate principal amount of $1,135,000. These notes were convertible into shares of common stock at a conversion price of $1.00 per share. The convertible notes provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion price of the convertible notes, subject to certain exceptions. The convertible promissory notes were issued together with warrants to purchase an aggregate of 1,135,000 shares of common stock at an exercise price of $1.05 per share. The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions. On September 4, 2008, the conversion price of certain of the convertible notes in an aggregate principal amount of $235,000 was reduced from $1.00 per share to $0.50 per share. In addition, the exercise price of certain of the warrants to purchase an aggregate of 235,000 shares of common stock was reduced from $1.05 per share to $0.50 per share. Copies of the form of Convertible Promissory Note and form of Warrant issued to the investors are filed herewith at Exhibits 10.5 and 10.6, respectively.

     In May 2008, we issued 150,000 shares of our common stock to a financial consultant in payment of services rendered. This transaction was exempt from registration provided by Section 4(2) of the Securities Act.

     Common Stock Private Placement. As previously reported in our Current Report on Form 8-K dated April 15, 2008, in February, March and May 2008 we raised aggregate gross proceeds of approximately $380,000 through the issuance of 304,000 units, with each unit comprised of one share of our common stock and one three-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share. A copy of the form of Stock Purchase Warrant is filed herewith as Exhibit 10.7.

     In connection with this private placement, we also entered into Registration Rights Agreements with each of the investors (the “Registration Rights Agreements”). Under the Registration Rights Agreements we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and the shares of common stock underlying the warrants issued to investors within 60 days of the closing. A copy of the form of Registration Rights Agreement is filed herewith as Exhibit 10.8.

     In February 2008, we issued 200,000 shares of our common stock to a public relations firm in payment of services rendered. This transaction was exempt from registration provided by Section 4(2) of the Securities Act.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following management’s discussion and analysis of our financial condition and results of operations is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Report.

     This Item is organized as follows:

  The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

  “Critical Accounting Policies and Estimates and Recent Accounting Pronouncements” discusses our most critical accounting policies and new accounting standards.

  “Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

  “Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.

  “Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2008.

     In addition, Item 9A(T) “Controls and Procedures” contains management’s assessment of our internal controls over financial reporting as of December 31, 2008.

Background

     On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc., a privately-held Nevada corporation (“WSG-NV”) engaged in the sports entertainment industry.

     The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated January 31, 2008, whereby WSG-NV merged with and into WSG Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary of ICP. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in ICP. This type of transaction is considered to be a recapitalization rather than a business combination. Accordingly, no goodwill or other intangible assets were recorded and WSG-NV was considered to be the acquirer for financial reporting purposes. Our historical financial statements for any period prior to January 31, 2008 are those of WSG-NV. On February 1, 2008, we merged with Acquisition Sub in a short form merger under Nevada law and changed our name to “World Series of Golf, Inc.”

     We are a sports entertainment company that hosts amateur golf tournaments and events and seeks to create branded products, games, media and entertainment based on our proprietary golf tournament method of play which we call “The World Series of Golf”. We believe our unique method of play enhances the entertainment value of the skilled game of golf by incorporating elements of strategy similar to those found in “Texas Hold ‘Em”, a popular style of the card game poker.

     We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in each of 2007, 2008 and 2009. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Beginning in the second half of 2009, we plan to offer through our website, www.worldseriesofgolf.com, a multi-player, online video game based on our unique method of play and a social network/web community where interested players can communicate with one another.

     We generate revenue primarily through advertising and sponsorship fees, brand licensing fees, entry fees paid by the amateur players entering our tournaments. For the years ended December 31, 2008 and 2007, approximately 40% and 75% were derived from sponsorships and advertising arrangements, approximately 38% and 0% were derived from our licensing contract with the Custom Group and 22% and 25% of our revenues were derived from player entry fees. Once we fully implement our online game strategy, management expects revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

Recent Developments

     Our third World Series of Golf event was recently held, from May 12-14, 2009, at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada. In the event, 125 amateur players competed for a total of $720,000 in prize money. The winner of the event, an amateur golfer from North Carolina that had a golf handicap of eleven, received $300,000. Results of the event were reported by certain national media outlets. A series of thirteen one hour episodes produced from our 2009 tournament will be broadcasted on the WGN America network beginning in July 2009.

     As previously reported in our Current Report on Form 8-K dated April 21, 2009, our board of directors appointed Mr. Joseph F. Martinez as our Chief Executive Officer and Chief Financial Officer and as a member of our board of directors. Mr. R. Terry Leiweke, who formerly served as our Chief Executive Officer and Chief Financial Officer, remains our President. Also effective April

21, 2009, Mr. Tracey Leiweke, the brother of Terry Leiweke, resigned from the office of Treasurer and as a member of our board of directors.

Critical Accounting Policies and Estimates and Recently Issued Accounting Standards

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include estimates as to valuation of fair value for goods and services received in barter transactions, valuation of share-based payments and valuation allowance for deferred income tax assets. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue recognition

     Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. We derive our revenues from sponsorship and advertising, license agreements and player entry fees. Sponsorship and advertising revenue includes fees obtained for the right to sponsor our tournament events and for advertising in our television programming. Player entry fees include amounts received from promoters for the organization and/or delivery of our tournament series including player entry fees.

     We recognize revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement either upon completion of the tournament or publication or airing of the advertising. Revenues and related expenses from barter transactions in which we receive goods or services in exchange for sponsorships of tournaments are recorded at fair value in accordance with Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions. Barter transactions accounted for approximately $531,000 and $579,000 of total revenue for the years ended December 31, 2008 and 2007, respectively.

     We have had only one license agreement to date whereby we licensed our brand (The World Series of Golf) to the Custom Group in the United Kingdom in exchange for $2.0 million. Due to circumstances with respect to assurance of collectability, we recognized revenue under this license agreement when cash was received. We recognized approximately $931,000 related to this agreement during 2008. We terminated this agreement in the second quarter of 2009 due to the Custom Group’s default.

     We recognize player entry fees upon the successful completion of a scheduled tournament. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

Income taxes

     We utilize Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”) on January 1, 2007. We have identified our federal tax return as our “major” tax jurisdiction, as defined. The periods subject to examination for our federal income tax returns are the tax years ended in 2006 and thereafter, since we have net operating loss carryforwards for tax years starting in 2006. We do not believe any reserves for uncertain income tax positions pursuant to FIN 48 are required. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Share-Based Payments

     Grants of stock options and stock purchase warrants to employees and non-employees are accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”). To calculate the value of share-based payments, we used the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our consolidated results of operations, financial position or liquidity.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on our consolidated financial statements if we have any future business combinations.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157”), which provides a one year deferral of the effective date of SFAS 157 to January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 effective January 1, 2008 with respect to our financial assets and liabilities only.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for our interim reporting period beginning January 1, 2009. We do not use derivative financial instruments nor do we engage in hedging activities. We are currently evaluating the impact, if any, of implementation of SFAS 161 on our consolidated financial position, results of operations and cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the liability and equity components of convertible debt instruments in a manner that reflects the entity’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for reporting periods beginning after December 15, 2008. We are currently evaluating the impact, if any, of implementation of FSP APB 14-1 on our consolidated financial position, results of operations and cash flows.

     In June 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective for reporting periods ending after September 15, 2009.

     In June 2008, the EITF issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements is expected to result in an initial estimated fair value liability of approximately $0.1 million, which will be recorded as an increase in liabilities and an increase in stockholders’ deficit on January 1, 2009 and which will be adjusted quarterly thereafter during the period the warrants remain outstanding.

     In June 2008, the EITF issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted. EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, including nullification of guidance under EITF 98-5 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion. This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, The Application of Issue No. 98-5 to Certain Convertible Instruments, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount. There were no changes in our consolidated financial statements required pursuant to following EITF 08-4 guidance.

     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS 165 is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This statement introduces the concept of financial statements being “available to be issued”, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

Consolidated Results of Operations

      Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Years Ended
	December 31,		Change
	2008	2007 (RESTATED)	$	%
Revenue
Sponsor and advertising	$964	$783	$181	23%
Licensing	931	---	931
Player entry fees	543	261	282	108%

Total revenue	2,438	1,044	1,394	134%
Operating expenses
Cost of revenue	2,715	3,056	(341)	(11)%
Sales and marketing	1,300	1,369	(69)	(5)%
General and administrative	1,633	934	699	75%

Total operating expenses	5,648	5,359	289	5%
Operating loss	(3,210)	(4,315)	1,105	26%
Interest expense, including
amortization of debt discount
of $1,135 in 2008	(1,274)	(286)	(988)	(345)%

Net loss	$(4,484)	$(4,601)	$117	3%

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

     Restatement. Subsequent to the issuance of the December 31, 2007 consolidated financial statements (the “2007 Financial Statements”), our management concluded that it was necessary to restate the 2007 Financial Statements to correct for errors. These errors included inappropriate revenue recognition of approximately $156,000, inappropriate capitalization of tournament signage of approximately $175,000, net of depreciation expense of approximately $45,000, inappropriate recording of $1.4 million of general and administrative expense relating to share-based compensation, and non-recognition of $800,000 of sales and marketing expense relating to share-based compensation. The accompanying 2007 Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $44,000 and $261,000, respectively, increasing total stockholders’ deficit by approximately $217,000, increasing revenues by approximately $64,000 and decreasing net loss by approximately $250,000, with no impact on net loss per share

     Revenue. We generate revenue primarily through a combination of (i) the sale of sponsorships and advertising in connection with our tournaments, (ii) the license of our proprietary marks/brands, and (iii) entry fees paid by the players entering our golf tournaments. During 2007 and 2008, a significant portion of our revenue was derived from a small number of customers. In 2008, the Custom Group (a licensing customer), accounted for approximately 38% of total revenue, Pocket Kings, Ltd. (operator of FullTiltPoker.net) accounted for approximately 16% of total revenue and The Mirage accounted for approximately 19% of total revenue. In 2007, The Mirage accounted for approximately 39% of total revenue, Revlon Consumer Product Corp.’s Mitchum® accounted for approximately 18% of total revenue and Blue Ocean Worldwide accounted for approximately 13% of total revenue. Total revenue increased by $1.4 million, or approximately 134% in 2008 as compared to 2007, due primarily to a significant increase in licensing revenue and, to a lesser degree, increased player fees revenue and sponsorship and advertising revenue. We expect revenue to decrease in 2009, due to decreased sponsorship and advertising revenue and decreased license revenue, offset by higher player fees revenue.

     Sponsorship and advertising revenue. Sponsorship and advertising revenue is comprised of in-kind barter and trade revenue and advertising revenue from our sponsors. We record barter and in-kind revenue at gross, and record the related sponsorship expenses to cost of sales when used. Revenue from our sponsorship partners increased in the year ended December 31, 2008 compared to the year ended December 31, 2007.

     Sponsorship and advertising revenue was primarily comprised of our contracts with The Mirage and Pocket Kings, Ltd. During the year ended December 31, 2008, we recognized revenue of approximately $454,000 related to our sponsorship and advertising package with The Mirage and $395,000 related to our contract with Pocket Kings, Ltd. Sponsorship and advertising revenue in the year ended December 31, 2007 primarily represented the fair value of our sponsorship and advertising package with The Mirage, which we recorded at $405,000, $188,000 for our sponsorship package with Mitchum (through Van Wagner, a sales agent), and $134,000 in additional barter revenue recorded in trade for vendor credits.

     We expect sponsorship and advertising revenue to decline in 2009 due primarily to the fact that our contract with The Mirage for 2009 is valued at approximately $263,400 or approximately 42% less than the value we recorded during the year ended December 31, 2008. Competition in the travel and entertainment industry as well as the general economic downturn has placed downward pressure on our sponsorship and advertising packages and we expect this trend to continue throughout 2009.

     Licensing revenue. During 2008, we recorded revenue related to our licensing contract with the Custom Group. There was no licensing revenue recorded during 2007. In the second quarter 2009, we terminated this contract due to the Custom Group’s default. We do not expect to record licensing revenue during 2009.

     Player entry fees revenue. Player entry fees revenue is comprised of the tournament entry fees paid by the amateur players in our live events, which were $10,000 per player for our 2007 and 2008 events. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Revenue from player entry fees increased in the year ended December 31, 2008 compared to the year ended December 31, 2007. In 2008, we had 80 playing positions, with 54 players paying the full entry fee and 23 sponsored players. In 2007, the year in which we held our inaugural event, we had 60 players, with 26 players paying the full entry fee and 28 sponsored players.

     We expect player entry fees revenue to increase in 2009, as we had 125 playing positions, with 74 players paying the full entry fee and 17 sponsored players.

     Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue increased in the year ended December 31, 2008 compared to the year ended December 31, 2007.

  Barter transactions included in cost of sales totaled approximately $531,000 for the year ended December 31, 2008 as compared to $579,000 for the year ended December 31, 2007.

  Player payouts remained consistent at approximately $580,000 in 2008 compared to $520,000 in 2007.

  Media and production costs were approximately $883,000 in 2008 compared to $1.2 million in 2007.

  Other event costs, which are primarily comprised of golf course management fees and tournament signage, remained consistent at approximately $0.7 million for 2008 and 2007.

     Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. The 5% decrease in sales and marketing expense in the year ended December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from the inclusion in 2007 of $800,000 of fair value of shares of our common stock issued to the principals of the Custom Group for marketing-related services in Europe.

     This decrease was offset by shares of our common stock valued at $600,000, issued in the current year to a consulting group which provided public relations and promotional services. We expect sales and marketing expenses to decrease in future periods as we refine the tournament process, increase the number of players and generate additional revenue from our multiple revenue streams.

     General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 75% increase in general and administrative expenses in the year ended December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from the following:

  Personnel-related expenses remained consistent at approximately $0.6 million in the years ended December 31, 2008 and 2007. In the year ended December 31, 2007, $150,000 of share-based compensation costs were included in general and administrative costs related to the fair value of a grant of 200,000 shares of our common stock to our former CEO.

  Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased from $271,000 in the year ended December 31, 2007 to $924,000 in the year ended December 31, 2008 due primarily to increased legal and accounting fees after becoming a public company. Other administrative costs also increased due primarily to administrative support of tournament operations.

     We expect general and administrative expenses to continue to increase in future periods, due to additional accounting and management personnel hired in the first and second quarters of 2009.

     Interest Expense. In 2007, we borrowed a total of $985,000 pursuant to a promissory note with the chairman of our board of directors. The note bore interest at a rate of 12% per annum and matured on November 9, 2007. An origination fee of $10,000 was recorded as debt discount and amortized over the life of the debt, and 197,000 shares of common stock were also issued as an origination fee and recorded at their fair value of $1.00 per share as determined by our board of directors after taking into account recent stock sales and amortized to interest expense during 2007.

     In January 2008, the note was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During 2008, we recorded interest expense of approximately $115,000 related to this note.

     In addition, in 2008, we borrowed an aggregate of $1,135,000 pursuant to convertible promissory notes with a discount of $1.1 million that was recorded and amortized to interest expense during 2008. The convertible notes bear interest at 6% per annum and were due, if not previously converted into shares of common stock, on October 31, 2008. Two of the notes, in an aggregate principal amount of $900,000, were converted into shares of common stock in December 2008. The remaining notes, in the aggregate principal amount of $235,000, are still outstanding and are classified as current on the accompanying consolidated balance sheets.

Liquidity, Capital Resources and Going Concern

     We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, we had an accumulated deficit of approximately $10.8 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At December 31, 2008, we had a working capital deficit (current assets less current liabilities) of $1.9 million and approximately $121,000 in cash. Our operating expenses will consume a material amount of our cash resources.

     We are still in the early stages of executing our business strategy. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments. If management deems necessary, we might also seek additional loans from related parties. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

Discussion of Cash Flows

     We used cash of approximately $1.6 million in our operating activities in 2008, compared to $3.1 million in 2007. Cash used in operating activities relates primarily to funding net losses and changes in accounts payable and accrued expenses and other liabilities, partially offset by non-cash expenses related to stock issued for services and depreciation. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

     Our investing activities used cash of approximately $22,000 in 2008, compared to $9,000 in 2007. Changes in cash from investing activities are due primarily to purchases of equipment.

     Our financing activities provided cash of approximately $1.5 million in 2008 compared to approximately $3.1 million in 2007. Changes in cash from financing activities are primarily due to issuance of common stock and warrants and proceeds of convertible notes payable and notes payable to related party.

Recent Financing Activities

     In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded interest expense of $78,000 in February 2009. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and the conversion price is $0.50 per share. In addition, in connection with the promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 15, 2015. Obligations under the promissory note are secured by all of our tangible and intangible assets, including intellectual property.

     In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bore interest at 6% per annum and are repayable on or before October 31, 2008. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants with an exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrants will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. In September 2008, the conversion price of certain of the convertible notes in an aggregate principal amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of common stock was reduced from $1.05 to $0.50. In December 2008, $900,000 of the convertible notes were converted into common stock at $1.00 per share. The remaining $235,000 convertible notes are currently in default and are classified as current on the accompanying balance sheet.

     In February, March and May 2008, we raised net proceeds of approximately $380,000 through the issuance of 304,000 units at $1.25 per unit, each unit comprised of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.00 per share. In addition, we issued 120,000 shares of our common stock to a consultant in connection with the offering.

     During 2007, we raised net proceeds of approximately $2.1 million through the issuance of 1,838,000 shares of our common stock pursuant to a private placement for $1.00 per share and an additional 573,334 shares of our common stock for $0.75 per share. In connection with our 2007 private placement, we issued 88,200 shares of common stock to our placement agent.

Going Concern

     Our independent auditor has added an explanatory paragraph in its report relating to our financial statements for the year ended December 31, 2008, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary

     We are dependent on existing cash resources and external sources of financing to meet our working capital needs. Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements through the third quarter of 2009. Our convertible notes in the aggregate principal amount of $235,000 are in default. We will therefore be required to seek additional financing to satisfy our working capital requirements. No assurances can be given that such capital will be available to us on acceptable terms, if at all. In addition to equity financing and strategic investments, we may seek additional related party loans. If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our online game, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

     To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of tournaments; (ii) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (iii) continuing the ongoing development of the online game; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future. During the year ended December 31, 2008, we received approximately $1.1 million from the sale of convertible notes payable and warrants and approximately $380,000 from the sale of common stock and warrants. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

     As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets as of December 31, 2008 and 2007	23
Consolidated Statements of Operations for fiscal years ended December 31, 2008 and 2007	24
Consolidated Statements of Stockholders’ Equity (Deficit) for fiscal years ended December 31, 2008	25
and 2007
Consolidated Statements of Cash Flows for fiscal years ended December 31, 2008 and 2007	26
Notes to Consolidated Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
World Series of Golf, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of World Series of Golf, Inc. and Subsidiary ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Series of Golf, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $10.8 million at December 31, 2008, has incurred negative cash flows from operations since inception, and expects to incur additional losses in the future. Additionally, the Company has a working capital deficit of approximately $1.9 million at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 9 to the consolidated financial statements, certain errors resulting in an overstatement of previously reported net loss for the year ended December 31, 2007, were discovered by the Company’s management during the current year. Accordingly, the 2007 consolidated financial statements have been restated to correct these errors.

/s/ PETERSON SULLIVAN LLP Seattle, Washington June 9, 2009

WORLD SERIES OF GOLF, INC.
CONSOLIDATED BALANCE SHEETS

		December 31, 2007
	December 31, 2008	(RESTATED)
	(in thousands, except share amounts)

ASSETS

Current assets:
Cash	$121	$255
Prepaid expenses and other assets	206	400
Total current assets	327	655
Equipment, net	27	12
Total assets	$354	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$467	$284
Player deposits	54	52
Note and interest payable to related party	1,062	961
Convertible notes payable	235	—
Other current liabilities	424	—
Total current liabilities	2,242	1,297
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.01; 10,000,000 shares
authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, par value
$0.01; 90,000,000 shares authorized:
22,803,999 and 14,130,000 shares issued and
outstanding	8,890	5,664
Accumulated deficit	(10,778)	(6,294)
Total stockholders’ equity (deficit)	(1,888)	(630)
Total liabilities and stockholders’ equity (deficit)	$354	$667

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
		2007
	2008	(RESTATED)
	(in thousands, except share
	and per share data)
Revenue:
Sponsorship and advertising	$964	$783
Licensing	931	—
Player entry fees	543	261
Total revenue	2,438	1,044
Operating expenses:
Cost of revenue	2,715	3,056
Sales and marketing	1,300	1,369
General and administrative	1,633	934
Total operating expenses	5,648	5,359
Loss from operations	(3,210)	(4,315)
Interest expense, including amortization of debt discount of $1,135 in 2008	(1,274)	(286)
Net loss	$(4,484)	$(4,601)
Net loss per common share — basic and diluted	$(0.21)	$(0.42)
Shares used in computing net loss per share — basic and diluted	21,082,999	10,923,355

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Total
	Common Stock and			Stockholders’
	Additional Paid-In Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficit)
	(in thousands, except share amounts)
Balance, December 31, 2006	8,645,738	$1,973	$(1,693)	$280
Common stock issued for cash, net	2,499,534	2,096	—	2,096
Common stock issued for services	2,764,400	1,373	—	1,373
Common stock issued to related party in
payment of principal and fee on note payable	220,328	222	—	222
Net loss	—	—	(4,601)	(4,601)
Balance December 31, 2007 (RESTATED)	14,130,000	5,664	(6,294)	(630)
Recapitalization	6,999,999	—	—	—
Issuance of common stock and warrants for
cash, net	424,000	380	—	380
Issuance of warrants for services	—	25	—	25
Value of beneficial conversion feature and
warrants issued with convertible notes
payable	—	1,135	—	1,135
Issuance of common stock for services	350,000	786	—	786
Issuance of common stock upon conversion of
convertible notes payable	900,000	900	—	900
Net loss	—	—	(4,484)	(4,484)
Balance December 31, 2008	22,803,999	$8,890	$(10,778)	$(1,888)

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended	Year ended
		December 31,	December 31,
			2007
		2008	(RESTATED)
		(in thousands)
Operating activities:
Net loss		$(4,484)	$(4,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		7	7
Amortization of debt discount		1,135	---
Share-based payments of debt financing fees		---	197
Share-based payments of consulting and other expenses		811	1,373
Changes in assets and liabilities:
Prepaid expenses and other assets		194	(400)
Accounts payable		183	284
Player deposits		2	24
Accrued interest on related party note payable		101	---
Other current liabilities		424	---
Net cash used in operating activities		(1,627)	(3,116)
Investing activities:
Purchases of equipment		(22)	(9)
Net cash used in investing activities		(22)	(9)
Financing activities:
Proceeds from issuance of convertible notes payable and warrants		1,135	---
Proceeds from note payable to related party		---	985
Net proceeds from the sale of common stock and warrants		380	2,096
Net cash provided by financing activities		1,515	3,081
Net decrease in cash		(134)	(44)
Cash — beginning of period		255	299
Cash — end of period		$121	$255
Supplemental disclosure:
Cash paid for interest	$	---	$90

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

     On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc., a privately-held Nevada corporation (“WSG-NV”) engaged in the sports entertainment industry.

     The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated January 31, 2008, whereby WSG-NV merged with and into Acquisition Sub, a newly formed wholly-owned Nevada subsidiary of ICP. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in ICP. This type of transaction is considered to be a recapitalization rather than a business combination. Accordingly, for accounting purposes no goodwill or other intangible assets were recorded. On February 1, 2008, we merged with Acquisition Sub in a short form merger under Nevada law and changed our name to “World Series of Golf, Inc.”

     We are a sports entertainment company that hosts amateur golf tournaments and events and seeks to create branded products, games, media and entertainment based on our proprietary golf tournament method of play which we call “The World Series of Golf”. We have held three-day World Series of Golf tournaments in Las Vegas, Nevada during May in 2007, 2008 and 2009. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage.

Note 2. Going Concern

     We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, we had an accumulated deficit of approximately $10.8 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At December 31, 2008, we had a working capital deficit (current assets less current liabilities) of $1.9 million and approximately $121,000 in cash.

     We are dependent on existing cash resources and external sources of financing to meet our working capital needs. Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements through the third quarter of 2009. We will therefore be required to seek additional financing to satisfy our working capital requirements. No assurances can be given that such capital will be available to us on acceptable terms, if at all. In addition to equity financing and strategic investments, we may seek additional related party loans. If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our online game, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

     To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of tournaments; (ii) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (iii) continuing the ongoing development of our online game; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations. During the year ended December 31, 2008, we received approximately $1.1 million from the sale of convertible notes payable and warrants and approximately $380,000 from the sale of common stock and warrants. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

     Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in preparation of our financial statements include estimates as to valuation of fair value for goods and services received in barter transactions, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

     Principles of Consolidation — Our consolidated financial statements include the accounts of World Series of Golf, Inc. and our wholly-owned subsidiary, WSG Online, Inc. Intercompany balances and transactions have been eliminated.

     Cash — On occasion, we maintain balances in excess of federal insurance limits.

     Financial Instruments — Our financial instruments consist of cash, accounts payable, accrued liabilities and other current liabilities and convertible notes payable to related party and others. The fair value of financial instruments other than convertible notes payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of convertible note and interest payable to related party is presently undeterminable due to the related party nature of the obligations.

     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. At December 31, 2008, we have no financial assets or liabilities subject to fair value measurement.

     Equipment - Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of five years. Expenditures for maintenance and repairs are charged to expense as incurred.

     Concentration of Credit Risk and Significant Customers — During 2008 and 2007, a significant portion of our revenue was derived from a small number of customers. In 2008, the Custom Group (a licensing customer), accounted for approximately 38% of total revenue, Pocket Kings Ltd. (operator of FullTiltPoker.net) accounted for approximately 16% of total revenue and The Mirage Casino and Hotel accounted for approximately 19% of total revenue. We terminated our agreement with the Custom Group effective in the second quarter of 2009. In 2007, The Mirage Casino and Hotel accounted for approximately 39% of total revenue, Revlon Consumer Product Corp.’s Mitchum® accounted for approximately 18% of total revenue and Blue Ocean Worldwide accounted for approximately 13% of total revenue.

     Revenue recognition — Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. We derive our revenues from sponsorship and advertising, license agreements and player entry fees. Sponsorship and advertising revenue includes fees obtained for the right to sponsor our tournament events and for advertising in our television programming. Player entry fees include amounts received from promoters for the organization and/or delivery of our tournament series including player entry fees.

     We recognize revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement either upon completion of the tournament or publication or airing of the advertising. Revenues and related expenses from barter transactions in which we receive goods or services in exchange for sponsorships of tournaments are recorded at fair value in accordance with Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions. Barter transactions accounted for $531,000 and $579,000 of total revenue for the years ended December 31, 2008 and 2007, respectively.

     We have had one license agreement pursuant to which we licensed our brand (The World Series of Golf) to the Custom Group in the United Kingdom in exchange for $2.0 million. Due to circumstances with respect to assurance of collectibility, we recognized revenue under this license agreement when cash was received. We recognized approximately $931,000 related to this agreement during 2008. We terminated this agreement effective in the second quarter of 2009 due to the Custom Group’s default.

     We recognize revenue related to player entry fees upon the successful completion of a scheduled tournament. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

     Income taxes — We utilize SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (“FIN 48”) on January 1, 2007. We have identified our federal tax return as our “major” tax jurisdiction, as defined. The periods subject to examination for our federal income tax returns are the tax years ended in 2006 and thereafter, since we have net operating loss carryforwards for tax years starting in 2006. We do not believe any reserves for uncertain income tax positions pursuant to FIN 48, are required. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

      Net loss per common share— Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	Years Ended December 31,
		2007
	2008	(RESTATED)

Convertible notes	2,392	—

Warrants	1,489	—
Total	3,881	—

     Share-Based Payments— We have granted shares of our common stock and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities. The fair values of shares issued have been based on closing market prices for periods after January 31, 2008 and at prices of recent cash transactions for periods prior. Grants of stock purchase warrants to employees and non-employees are accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and with the

Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”). To calculate the value of share-based payments, we used the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

     Advertising—Advertising costs, which are included in sales and marketing expenses, are expensed as they are incurred. For the years ended December 31, 2008 and 2007, advertising costs were approximately $243,000 and $52,000, respectively.

     Reclassifications—Certain reclassifications have been made to our 2007 financial statements to conform to the presentation of our 2008 financial statements. Such reclassifications had no effect on stockholders’ equity (deficit), net loss, or net increase (decrease) in cash.

     Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our consolidated results of operations, financial position or liquidity.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on our consolidated financial statements if we have any future business combinations.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 to January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 as of January 1, 2008 with respect to our financial assets and liabilities only.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for our interim financial reporting period beginning January 1, 2009. We do not use derivative financial instruments nor do we engage in hedging activities. We are currently evaluating the impact, if any, of implementation of SFAS No. 161 on our consolidated financial position, results of operations and cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the liability and equity components of convertible debt instruments in a manner that reflects the entity’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for reporting periods beginning after December 15, 2008. We are currently evaluating the impact, if any, of implementation of FSP APB 14-1 on our consolidated financial position, results of operations and cash flows.

     In June 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective for reporting periods ending after September 15, 2009.

     In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements is expected to result in an initial estimated fair value liability of approximately $100,000, which will be recorded as an increase in liabilities and increase in stockholders’ deficit on January 1, 2009 and which will be adjusted quarterly thereafter during the period the warrants remain outstanding.

     In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted. EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, including nullification of guidance under EITF 98-5 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion. This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, The Application of Issue No. 98-5 to Certain Convertible Instruments, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount. There were no changes in our consolidated financial statements required pursuant to following EITF 08-4 guidance.

     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and

Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods for periods, effective for reporting periods ending after June 15, 2009.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS 165 is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This statement introduces the concept of financial statements being “available to be issued”, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

Note 4. Convertible Notes Payable

     Convertible notes payable at December 31 consist of the following (in thousands):

	2008	2007

Note payable to related party	961	961
Convertible notes payable due others	235	-
	$1,196	$961

     Note payable to related party — In April 2007, we entered into a promissory note with the chairman of our board of directors, pursuant to which we borrowed a total of $985,000. The note bears interest at a rate of 12% per annum and originally was to mature on November 9, 2007. Borrowings under the promissory note were collateralized pursuant to a Security Agreement which covered all of our assets, tangible and intangible, including intellectual property. An origination fee of $10,000 was recorded as debt discount and amortized over the life of the debt, and 197,000 shares of common stock were also issued as an origination fee and recorded to interest expense during 2007 at their fair value of $1.00 per share as determined by our board of directors after taking into account recent stock sales. In December 2007, a portion of the note balance was converted into 23,328 shares at a fair value of $1.00 per share as determined by our board of directors after taking into account recent stock sales.

     In January 2008, the note was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly payments of interest only in the amount of $9,606.87 due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible at the sole option of the holder into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. In November 2008, the conversion price of the second promissory note was changed to $0.50 per share. Obligations under the second promissory note were collateralized by all of the tangible and intangible assets of the Company. During 2008, we recorded interest expense of approximately $115,000 related to the second promissory note.

     In February 2009, the existing obligations under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded interest expense of $78,000 in February 2009. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 15, 2015. Obligations under the third promissory note are collateralized by all of our tangible and intangible assets, including intellectual property.

     Convertible notes payable to others — In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bear interest at 6% per annum, are unsecured and are repayable on or before October 31, 2008. The notes and related accrued interest were originally convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per share of our common stock of $2.05 on May 15, 2008 and of $1.51 on June 9, 2008. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $635,000 and $500,000 in May and June 2008 based on the effective conversion price for purposes of calculating the beneficial conversion feature of $0.328 and $0.399, respectively. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 3%. We recognized interest expense related to the amortization of the beneficial conversion feature of $1,135,000 during 2008.

     In September 2008, the conversion price of certain of the convertible notes in an aggregate amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants totaling 235,000 was reduced from $1.05 to $0.50. On September 4, 2008, the fair value of the company’s stock was $0.50, so the beneficial conversion feature was not reset. We have recorded accrued interest of approximately $40,000 related to the convertible notes, which remain unpaid, as of December 31, 2008.

     In December 2008, $900,000 of the convertible notes were converted into common stock at a conversion price of $1.00 per share.

Note 5. Stockholders’ Equity (Deficit)

     Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. No shares of preferred stock have been designated or issued.

     Common Stock — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

     Common Stock Issuances — During 2007, we raised net proceeds of approximately $2.1 million through the issuance of 1,838,000 shares of our common stock pursuant to a private placement for $1.00 per share and an additional 573,334 shares of our common stock for $0.75 per share. In connection with our 2007 private placement, we issued 88,200 shares of common stock to our placement agent who was related to our former Chief Financial Officer.

     In February, March and May 2008, we raised net proceeds of approximately $380,000 through the issuance of 304,000 units at $1.25, each comprised of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.00 per share. In addition, we issued 120,000 shares of our common stock to a consultant in connection with the offering.

     We evaluated the warrants under the guidance set forth in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions and accordingly are accounted for as equity.

     Stock Incentive Plans — In March 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan allows for awards of qualified and non-qualified stock options for up to 2,000,000 shares of common stock. As of December 31, 2008, no options were granted under the 2007 Plan. In April 2009, we terminated the 2007 Plan and adopted our 2009 Equity Incentive Plan (“2009 Plan”).

      In 2007, we issued 200,000 shares of common stock to our former chief executive officer (“CEO”) and current president for services. The shares were valued at $150,000 based on the price of our common stock in recent stock sales.

     As discussed in Note 6, in April 2009, we issued incentive options under our 2009 Plan to purchase 1,000,000 shares of common stock at an exercise price of $0.02 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

     Non-Employee Grants — In February 2007, we issued 30,000 shares to a consultant for accounting services. The shares were valued at $23,000 based on the price of our common stock in recent stock sales.

     In May 2007, we issued 534,400 shares to Greenspun Media Group for future advertising space valued at $400,000 based on the price of our common stock in recent stock sales.

     As discussed in Note 4, in December 2007, we issued 197,000 shares to a related party as a loan origination fee under the terms of a promissory note. The shares were valued at $197,000 based on the fair market value of the company’s common stock based on recent stock sales. In addition, in December 2007, we issued 23,328 shares to the related party in partial payment of principal under the promissory note. The shares were valued at approximately $25,000 based on the price of our common stock in recent stock sales.

     During 2007, we issued 2.0 million shares for marketing-related services to be provided during 2007 by the Custom Group under an operating agreement. In June 2009, we cancelled 1.2 million shares previously treated as issued to the Custom Group as services were not provided. The value related to the uncancelled shares was $800,000 based on the fair value of our common stock of $1.00 as determined by recent stock sales and is recorded as sales and marketing expense in 2007 in the consolidated financial statements.

     In February 2008, we issued 200,000 shares of our common stock to Fusion Consulting for public relations services. The shares were recorded at a fair value of $600,000 based on the price of our common stock in recent stock sales and the value was amortized on a straight line basis over the service period whcih concluded in 2008.

     In May 2008, we issued 150,000 shares of our common stock to Emerging Growth Advisors for financial advisory services. The shares were recorded at their fair value of $188,000 and the expense was recorded to general and administrative expense during the second quarter 2008.

     In October 2008, we issued 120,000 shares of our common stock to a consultant in connection with capital raising activities related to our 2008 private placement.

      In April 2009, we granted non-qualified options under our 2009 Plan to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share to a consultant engaged in providing accounting and advisory services to the company. The options were fully vested on the date of grant and have a ten year term.

     In May 2009, we issued 112,500 shares of our common stock to a consultant in settlement of a disputed contract. The fair value of the shares of $7,000 was included in accrued expenses at December 31, 2008.

     Warrants — We issued warrants in connection with our 2008 private placement and our convertible notes. In September 2008, we issued five-year warrants to purchase 50,000 shares of our common stock at an exercise price of $0.51 per share to an investment capital firm under a placement agency services agreement (for a future offering). The warrants may be net-cash settled (cashless exercised). The warrants were recorded at their fair value of $25,000, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.50, volatility of 400%, risk free rate of 2.28%, expected term of five years, dividend yield of 0.0% .

The following summarizes warrant activity during the year ended December 31, 2008 (in thousands).

Warrants outstanding, December 31, 2007	—
Warrants issued	1,489
Warrants exercised	—
Warrants expired	—
Warrants outstanding, December 31, 2008	1,489
Weighted average exercise price, December 31, 2008	$1.14

     In May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.50 to our CEO. The warrants expire in May 2014.

     As discussed in Note 6, pursuant to the terms of his consulting agreement, in June 2009, we granted warrants to the chairman of our board of directors to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants have a three year term.

Note 6. Related Party Transactions

      As further described in Note 4, in 2007, we borrowed $985,000 from the chairman of our board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000 and subsequently replaced in 2009 by a third promissory note in the principal amount of $1,150,000.

     As described in Note 5, in connection with our 2007 private placement, we issued 88,200 shares of common stock to our placement agent who was related to our former Chief Financial Officer.

     As described in Note 5, in 2007, we issued 200,000 shares of common stock to our former chief executive officer (“CEO”) and current president for services. The shares were valued at $150,000 based on the price of our common stock in recent stock sales.

     In February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and as further described in Note 5, in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the agreement become immediately due and payable.

     Pursuant to the terms of a consulting agreement, we are obligated to pay aggregate cash consulting fees of $75,000 in consideration for the services our CEO provided to us during the period from January 1, 2009 in his capacity as a consultant until his appointment as an officer of our company on April 21, 2009. To date, such amounts remain unpaid.

     In April 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the officer will be entitled to annual base compensation of $240,000. As further described in Note 5, in April 2009, we also issued incentive options to purchase 1,000,000 shares of our common stock at an exercise price of $0.02 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

     As described in Note 5, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.50 to our CEO. The warrants expire in May 2014.

     Subsequent to December 31, 2008, the chairman of our board of directors has advanced us approximately $380,000 for working capital purposes. The advances bear interest at an imputed interest rate of 6% per annum.

Note 7. Income Taxes

     In connection with the acquisition of WSG-NV by ICP, the tax attributes, including net operating loss carryforwards and basis of assets and liabilities of WSG-NV, carryover to, and are combined with those of ICP, the legal predecessor and tax entity, which tax attributes are also unchanged as a result of the merger. Inasmuch as the consolidated financial statements are presented as if WSG-NV is the acquirer, the tax attributes reported for historic periods relate to WSG-NV, and upon merger ICP tax attributes, including net operating loss carryforwards of approximately $10,000, are added to WSG-NV reported net operating loss carryforwards. As a result, deferred tax assets relating to net operating loss carryforwards increased, with an offsetting increase in the deferred tax asset valuation allowance account. Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Significant components of our net deferred tax assets and related valuation allowance as of December 31, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31,
		2007
	2008	(RESTATED)
Deferred tax assets:
Net operating loss carryforwards	$2,907	$1,791
Other	23	—
Total deferred tax assets	2,930	1,791
Valuation allowance	(2,930)	(1,791)
Net deferred taxes	$—	$—

     We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance increased approximately $1.1 million and $1.6 million during 2008 and 2007, respectively. As a result of the valuation allowance, there were no tax benefits or expenses recorded in the accompanying consolidated statements of operations for the years ended December 31, 2008 or 2007.

     At December 31, 2008, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $8.6 million, which are available to offset future taxable income, and expire beginning in 2026 if not otherwise utilized. Our ability to use such net operating losses is dependent on future taxable income and could be subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

Note 8. Commitments and Contingencies

     Operating leases — We lease space for our corporate office in Las Vegas, Nevada under an operating lease which expired in December 2008. We entered into a new six-month operating lease effective January 2009. Our obligations and rent expense under our operating leases were not material.

     Consulting Agreements — As discussed in Note 6, in February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the agreement become immediately due and payable.

     As discussed in Note 6, pursuant to the terms of a consulting agreement, we are obligated to pay aggregate cash consulting fees of $75,000 in consideration for the services our CEO provided to us during the period from January 1, 2009 in his capacity as a consultant until his appointment as an officer of our company on April 21, 2009. To date, such amounts remain unpaid.

     Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 9. Restatement

      Subsequent to issuance of the December 31, 2007 consolidated financial statements (the “2007 Financial Statements”), our management concluded that it was necessary to restate the 2007 Financial Statements to correct for errors. These errors included inappropriate revenue recognition of approximately $156,000, inappropriate capitalization of tournament signage of approximately $175,000, net of depreciation expense of approximately $45,000, inappropriate recording of $1.4 million of general and administrative expense relating to share-based compensation, and non-recognition of $800,000 of sales and marketing expense relating to share-based compensation. The accompanying 2007 Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $44,000 and $261,000, respectively, increasing total stockholders’ deficit by approximately $217,000, increasing revenues by approximately $64,000 and decreasing net loss by approximately $250,000, with no impact on net loss per share. A comparison of the 2007 Financial Statements as presented versus as restated follows:

WORLD SERIES OF GOLF, INC.
BALANCE SHEET

	December 31, 2007
	(AS PREVIOUSLY		December 31, 2007
	PRESENTED)	Difference	(RESTATED)
		(in thousands)
ASSETS
Current assets:
Cash	$245	$10	$255
Accounts receivable	187	(187)	—
Prepaid expenses and other assets	—	400	400
Total current assets	432	223	655
Property and equipment, net	191	(179)	12
Total assets	$623	$44	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$59	$225	$284
Player deposits and other	64	(12)	52
Note and interest payable to related party	913	48	961
Total current liabilities	1,036	261	1,297
Common stock and additional paid
in capital	8,131	(2,467)	5,664
Subscription receivable	(2,000)	2,000	—
Accumulated deficit	(6,544)	250	(6,294)
Total stockholders’ equity
(deficit)	(413)	(217)	(630)
Total liabilities and
stockholders’ equity
(deficit)	$623	$44	$667

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2007
	(AS PREVIOUSLY
	PRESENTED)	Difference	2007 (RESTATED)
	(in thousands, except share and per share data)
Revenue	$980	$64	$1,044
Operating expenses:
Cost of revenue	644	2,412	3,056
Management fees	729	(729)	—
Depreciation and amortization	48	(48)	—
Sales and marketing	1,664	(295)	1,369
Professional fees	116	(116)	—
General and administrative	2,631	(1,697)	934
Total operating expenses	5,832	(473)	5,359
Loss from operations	(4,852)	537	(4,315)
Interest expense	—	(286)	(286)
Net loss	$(4,852)	251	$(4,601)
Net loss per common share — basic
and diluted	$(0.42)		$(0.42)
Shares used in computing net loss
per share — basic and diluted	11,514,784		10,923,355

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2007 (AS
	PREVIOUSLY		2007
	PRESENTED)	Difference	(RESTATED)
		(in thousands)
Operating activities:
Net loss	$(4,852)	$(251)	$(4,601)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	48	(41)	7
Share-based payments of debt and debt
financing fees	---	222	222
Share-based payments of consulting and other
expenses	1,526	(577)	949
Changes in assets and liabilities, excluding assets and
liabilities from acquisitions:
Accounts receivable	(187)	187	---
Accounts payable	59	225	284
Player deposits and other	35	(12)	24
Net cash used in operating activities	(3,371)	(256)	(3,115)
Investing activities:
Purchases of fixed assets	(227)	(217)	(10)
Net cash used in investing activities	(227)	(217)	(10)
Financing activities:
Proceeds from note payable to related party	985	---	985
Net proceeds from the sale of common stock and
warrants	2,559	463	2,096
Net cash provided by financing activities	3,544	463	3,081
Net decrease in cash	(54)	10	(44)
Cash — beginning of period	299		299
Cash — end of period	$245	$10	$255
Supplemental disclosure:
Cash paid for interest	$46	$44	$90

Note 10. Subsequent Events through June 8, 2009

     As discussed in Note 6, in February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the agreement become immediately due and payable.

     As discussed in Note 4, in February 2009, the existing obligations under the second promissory note payable to the chairman of our board of directors were replaced by a third promissory note for $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded interest expense of $78,000 in February 2009. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The conversion is at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 15, 2015. Obligations under the third promissory note are secured by all of our tangible and intangible assets, including intellectual property.

     As discussed in Note 6, in April 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, he will be entitled to annual base compensation of $240,000. In April 2009, we also issued incentive options to purchase 1,000,000 shares of our common stock at an exercise price of $0.02 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

     As discussed in Note 5, in April 2009, we granted non-qualified options under our 2009 Plan to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share to a consultant engaged in providing accounting and advisory services to the company. The options were fully vested on the date of grant and have a ten year term.

     As discussed in Note 5, in May 2009, we issued 112,500 shares of our common stock to a consultant in settlement of a disputed contract. The fair value of the shares of $7,000 was included in accrued expenses at December 31, 2008.

     As discussed in Note 6, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share to our CEO. The warrants expire in May 2014.

     As discussed in Note 6, subsequent to December 31, 2008, the chairman of our board of directors has advanced us approximately $380,000. The advances bear interest at an imputed interest rate of 6% per annum.

     As discussed in Note 5, in June 2009, we cancelled 1.2 million shares previously treated as issued to the Custom Group for services to be provided. The 1.2 million shares were subsequently cancelled as services were not provided. The value related to the uncancelled shares was $800,000 and is recorded as sales and marketing expense in 2007 in the consolidated financial statements.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). – CONTROLS AND PROCEDURES.

     (a) Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Joseph F. Martinez, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. A discussion of the material weaknesses in our controls and procedures is described below.

     (b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

     (c) Management Report on Internal Control. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO/CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Management’s Assessment

     Management has determined that, as of the December 31, 2008 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2008, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

     Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

     Inadequate entity-level controls. As of December 31, 2008, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework. The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness. We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls. We also had failed to implement processes to ensure periodic monitoring of our internal control activities. As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

  Remediation. In April 2009, we hired Mr. Joseph Martinez as our new CEO and retained independent public accounting consultants to advise our company on improving internal controls and procedures. We also recently retained a consultant on financial operations who provides guidance on the coordination and operational aspects of finance, planning and pricing of products. In addition, we recently retained new legal counsel to advise on disclosure requirements and new independent registered public accountants to audit our financial statements. Under the guidance of our new CEO and new legal and financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained. In the second quarter 2009, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Deficiencies pertaining to inadequate segregation of duties consistent with control objectives. The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

  Remediation. As discussed above, we recently hired a new CEO and retained independent public accounting consultants and a consultant on financial operations to assist the company in meeting its control objects. In addition, in the second quarter 2009 we intend to begin a recruiting search for a qualified, full-time chief financial officer.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions. The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

  Remediation. As discussed above, we retained (i) independent public accounting consultants and (ii) a consultant on financial operations who provides guidance on the coordination and operational aspects of our business, to assist our finance and accounting reporting functions. As previously noted, in the second quarter 2009 we intend to begin a recruiting search for a qualified, full-time chief financial officer.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel. Due primarily to the lack of human resources in our accounting and finance department during 2007 and 2008, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

  All journal entries;

  Periodic reconciliations of sub ledgers, balance sheet and income statement accounts;

  Payroll and employee benefit related processing and accounting;

  Processes related to the invoicing of customers and the processing of credits to customers;

  Processes related to the purchasing of and the payment for goods and services received;

  Accrual of expenses;

  Documents supporting the monthly, quarterly and annual general ledger closing process; and

  Periodic financial reporting.

As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

  Remediation. In the second quarter 2009, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2008, these efforts were not complete or sufficiently integrated into our existing control environment.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Deficiencies pertaining to the lack of controls or ineffectively designed controls. We noted that there are an insufficient number of effectively designed controls or there are ineffectively designed controls to ensure that:

  All revenue transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger;

  All sponsor-related transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger; and

  All revenue transactions are properly authorized before entry into the general ledger.

As a result, adjustments to our revenue and sponsor-related accounts and financial statements could occur.

  Remediation. Beginning in May 2009, we focused our remediation efforts with respect to these deficiencies on designing systems for tracking, reporting and recording revenue generating transactions and associated sponsor-related obligations.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Deficiencies in our general computer controls relating to financially significant applications and business processes, including application level design and documentation deficiencies. We identified design and documentation deficiencies in our general computer controls including:

  Insufficient password management and unauthorized sharing of passwords;

  Insufficient physical access controls that could allow unauthorized access to our general computer controls; and

  Insufficient formal documentation to support system usage and maintenance.

As a result, errors in our financial statements that have not been prevented or detected by our information technology and general computer controls could occur.

  Remediation. In May 2009, we began to implement controls for managing security and physical access to systems, data and applications that support financial reporting, as well as an access policy and controls that include a periodic review by management of access privileges.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto. We identified this material weakness as it relates to significant non-routine transactions in April 2009 in connection with completing our Annual Report on Form 10-K for the year ended December 31, 2008, certain of which were reported in our Current Report on Form 8-K dated April 8, 2009. These entries and adjustments consisted of the following:

  The first reported error related to accounts receivable of $187,000 at December 31, 2007, which was initially thought to be overstated with the related understatement of expense. It has been determined that $30,000 of the accounts receivable balance was subsequently offset by accounts payable with a customer and represented a reclassification between accounts receivable and accounts payable, which in and of itself would not require restatement. It was then determined that $156,000 of accounts receivable was overstated as a result of incorrect revenue recognition as to a transaction with a former customer. While there was evidence that an arrangement existed, evidence was not available that collectability was appropriately reviewed to support a position that collectability was reasonably assured, and thus, in the absence of sufficient evidential matter in support of such determination, management has concluded that revenue should not have been recognized.

  The second reported error related to stock subscription receivables of $2.0 million, which was initially thought to be overstated with the related overstatement of common stock and additional paid-in capital, for no net effect to stockholders’ equity. Management has determined that in 2007, pursuant to terms of an operating agreement with the Custom Group, we were to issue 2.0 million shares of our common stock to the principals of the Custom Group for marketing-related services to be provided to us, which shares were reported as issued at an estimated fair value of $1.00 per share based on recent cash transactions. A portion of the shares, 1.2 million, were subsequently cancelled as services were not provided. The value related to the uncancelled shares was $800,000 and should have been reported assales and marketing expense in 2007. The adjusting entry necessary to correct this second reported error is to decreasecommon stock and additional paid in capital by $1.2 million, decrease stock subscriptions receivable by $2.0 million and increase sales and marketing expense by $0.8 million.

  The third reported error related to fixed assets representing tournament signage, with a net book value of approximately $183,000, which was initially thought to have been incorrectly capitalized and depreciated rather than expensed as incurred. Management has determined that the net book value of this signage, which was subsequently determined to be $175,000, should not be reported as an asset at December 31, 2007, but rather should be reported as cost of sales. Based on its review of our procedures regarding accounting for tournament signage, management has determined that it is appropriate to reflect these costs as period costs as they do not represent future benefit to us. This error was primarily due to deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions and deficiencies relating to insufficient analysis, documentation and review of the selection and application of GAAP, as well as insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel. The adjusting entry necessary to correct this third reported error is to decrease fixed assets, net, by $175,000, decrease depreciation expense by $45,000 and increase cost of sales by $220,000.

  The fourth reported error related to $1.4 million recorded as commission expense and an increase in common stock and additional paid-in capital. Management has determined that this expense should not have been recorded at December 31, 2007. After review of stockholders’ equity transactions and activity, the entry to record this commission expense was likely based on preliminary information, which was not later confirmed. As was the case in the second and third reported errors, we believe that the errors contributing to recording this transaction were primarily due to deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions and deficiencies relating to insufficient analysis, documentation and review of the selection and application of GAAP to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto. The adjusting entry necessary to correct this fourth reported error is to decrease common stock and additional paid in capital by $1.4 million and decrease general and administrative expense by $1.4 million.

The accompanying 2007 Financial Statements have been restated to give effect to the correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $44,000 and $261,000, respectively, increasing total stockholders’ deficit by approximately $217,000, increasing revenues by approximately $64,000 and decreasing net loss by approximately $250,000, with no net loss per share.

As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

  Remediation. During May 2009, we implemented processes by which the classification of expenses, significant revenue related and non-routine transactions are reviewed for application of GAAP by accounting and finance personnel with appropriate subject matter expertise, by members of senior management and by our board of directors.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2008. We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above. Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended December 31, 2008.

  Remediation. We have dedicated significant internal and external resources to our remediation efforts with respect to material weaknesses in our internal control over financial reporting as noted above. We expect to have a sufficient sampling base to enable us to test the effectiveness of our remediation efforts at future measurement dates and testing periods for our internal control over financial reporting.

  Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2009.

     The steps described above, including the hiring of additional qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well the oversight of our board of directors, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, in the future we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified.

     Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs. Management estimates that these costs will aggregate approximately $25,000 for the year ended December 31, 2009.

     There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended December 31, 2008, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

     In January 2009, we, through our wholly owned subsidiary, World Series of Golf Online, Inc. (“WSGO”) entered into a Development, Hosting, and License Agreement (the “WGT Agreement”) with World Golf Tour, Inc. (“WGT”). WGT is the developer of an online simulated golf game. Pursuant to the WGT Agreement, WGT will create, host, operate and manage an online version of the World Series of Golf game format using a modified version of WGT’s online simulated golf game (the “WSGO Game”). WSGO will pay WGT an aggregate of $300,000 for its services provided pursuant to the WGT Agreement, and the parties will share revenues generated by the WSGO Game and other products lines related to the WSGO game, including advertising and sponsorship of the WSGO game. The WGT Agreement has an initial term of two years from the date of the live launch of the WSGO Game, which term will be automatically extended for additional one year terms unless terminated by either party.

      The WGT Agreement provides that WGT will retain all right, title and interest in and to the intellectual property rights of the online WGT game, the golf course visuals, and any content provided by WGT, all software and technology, derivative works, embellishments, modifications and translations thereof, except for unique aspects, features and functionality created specifically for the WSGO Game. We retain all right, title and interest in and to the intellectual property rights to the World Series of Golf format, WSGO trademarks and content, and the WSGO website URL name. Furthermore, WSGO grants WGT a worldwide, limited, non-exclusive license to use, reproduce, adapt, incorporate, integrate, and display the World Series of Golf format and the WSGO trademarks in connection with the WSGO Game, and to provide links from the WGT website to the WSGO Game. Conversely, WGT grants WSGO a worldwide, limited, non-exclusive license to use, reproduce, display, and publicly perform the WSGO Game visuals in advertising and in any television broadcasts of live golf tournament events sponsored by WSGO, WGT or their affiliates. The WGT Agreement contemplates that WGT will create a hyperlink directly from its website to the WSGO Game. WSGO will create a hyperlink from its website to the WGT game site. A copy of the WGT Agreement is filed herewith as Exhibit 10.9.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages as of June 2, 2009 of each of our executive officers and directors:

Name	Age	Position

Joseph F. Martinez	59	Chief Executive Officer, Chief Financial Officer, Treasurer
		and Director

John F. Slitz, Jr.	59	Secretary and Chairman of the Board

R. Terry Leiweke	60	President and Director

     Set forth below is biographical information concerning our executive officers and directors.

     Joseph F. Martinez has served as a member of our board of directors and as our Chief Executive Officer, Chief Financial Officer and Treasurer since April 2009. Mr. Martinez is the principal of Core Venture Partners, LLC, a merchant-banking and financial advisory firm that he founded in 2002 and which provided consulting services to our company from January 2009 until April 2009. From 2006 until 2008, Mr. Martinez served as the Chief Executive Officer of Impart Media Group, Inc., a technology company that provided digital signage solutions. From June 2005 until 2008, he was a director of Impart Media Group, Inc. and from June 2005 until his appointment as Chief Executive Officer, he served as its Chief Financial Officer and the Chairman of the board of directors. From August 2004 until June 2005, Mr. Martinez served as the Chief Executive Officer and a director of Impart, Inc., which was acquired by Impart Media Group, Inc. in a reverse merger. From 2002 until 2004, Mr. Martinez, through Core Ventures, provided advisory services to technology companies, including Impart, Inc. Prior to that, Mr. Martinez was the President and Chief Executive Officer of Centaur Partners, a Silicon Valley-based investment bank, from 1998 to 2002. Mr. Martinez has more than 25 years of combined operational and financial experience. He holds graduate degrees from the University of Denver.

     John F. Slitz, Jr. has served as our Chairman of the board of directors since February 2008, the time of our acquisition of World Series of Golf, Inc., the privately held Nevada corporation we acquired on February 1, 2008 (“WSG-NV”), and has served as our Secretary since February 2008. Previously, Mr. Slitz served as the Chairman of WSG-NV since its inception in 2003. From 2003 until 2006, Mr. Slitz served as President and Chief Executive Officer of WSG-NV. From 2005 to 2007, Mr. Slitz was Vice President of Entity Analytic Solutions, at International Business Machines Corp. (IBM), a division of IBM Software. Prior to becoming Vice President of Entity Analytic Solutions at IBM, from 2002 to 2005 Mr. Slitz served as the Chief Executive Officer of Systems Research and Development, a Nevada corporation engaged in the development and sale of a software product for the identity mining database market. Mr. Slitz also served as the Senior Vice President of Corporate Marketing for Novell, a producer of networking software, from 1997 to 1999 and as the Vice President of IBM Middleware Marketing from 1995 to 1997. Mr Slitz was a founder of the Object Management Group, Inc., a non-profit software standards organization, and Netwise Inc., a developer of networking software. From 2000 to 2002, Mr. Slitz was a venture partner in Osprey Ventures, which invested in software companies, and was the President of Slitz & Company, which consulted with a range of software companies on market positioning, announcement strategies, downsizing and organization issues.

     R. Terry Leiweke has served as member of our board of directors and as our President since February 2008, the time of our acquisition of World Series of Golf, Inc., the privately held Nevada corporation we acquired on February 1, 2008 (“WSG-NV”), and served as our Chief Executive Officer and Chief Financial Officer from February 2008 to April 2009. Mr. Leiweke previously served as the member of the board of directors and as the Chief Executive Officer and Chief Financial Officer of WSG-NV from January 2006 to January 2008. Previously, from 1997 to 2006, Mr. Leiweke was the managing partner of the Leiweke Holding Company, a media consulting company primarily serving the sports and entertainment industry. In 2001, Mr. Leiweke co-founded and served as the President of Wrenchead.com, an internet company that operates a website dedicated to automotive repair and replacement parts and parts catalogues. From 1998 to 2000, Mr. Leiweke served on the board of directors of National Fairways, developers of high-end private golf clubs. Mr. Leiweke also founded Leiweke Films and Advertising, a producer of television content, Leiweke Companies, a sports and entertainment development company, and was the director of Sports and Entertainment for the Houston Summit, the city of Houston’s sports and entertainment facility.

Composition of Board of Directors

     Our bylaws authorize no less than one (1) and no more than thirteen (13) directors. We currently have three (3) directors on our board of directors (the “Board”): Joseph F. Martinez, John F. Slitz and R. Terry Leiweke.

Term of Office

     Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

     None.

Director or Officer Involvement in Certain Legal Proceedings

     Except as otherwise indicated below, to the best of our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

     In 2007, certain creditors of Impart Media Group, Inc., of which Joseph Martinez then served as President and Chief Executive Officer and a director, filed an involuntary Chapter 11 against the company under the U.S Bankruptcy Code. The case was converted to a Chapter 7 and, in 2008, the company’s assets were sold in a bankruptcy court-approved sale.

Section 16(a) Beneficial Ownership Reporting Compliance

     Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) because we do not have a class of securities registered under Section 12 of the Exchange Act.

Code of Ethics Disclosure

     On April 21, 2009, we adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, and all other officers, directors and employees. A copy of our code of ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

Committees of the Board

     We do not currently have a separately-designated nominating or compensation committee. Due to the size of our company and the size of the Board, our Board performs the functions of these committees.

Audit Committee

     We do not have a separately-designated audit committee. The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

ITEM 11. – EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for each of the years ended December 31, 2008 and 2007 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

R. Terry Leiweke (1)	2008	300,000	0	0	0	0	0	90,500(2)	390,500
President and Director	2007	240,000	0	150,000	0	0	0	54,600(3)	444,600
Former Chief Executive
Officer and Chief
Financial Officer

Dawn Marie Hughes (4)	2008	0	0	0	0	0	0	0	0
Former Chief Executive	2007	0	0	0	0	0	0	0	0
Officer, Chief Financial
Officer, Director

(1)

Mr. Leiweke was appointed as a member of our board of directors and as our President, Chief Executive Officer and Chief Financial Officer in February 2008 at the time of our acquisition of World Series of Golf, Inc., the privately held Nevada corporation that we acquired on February 1, 2008 (“WSG-NV”). Mr. Leiweke resigned as Chief Executive Officer and Chief Financial Officer as of April 21, 2009 Compensation paid to Mr. Leiweke in 2008 includes (i) $358,600 paid by us after the acquisition of WSG-NV and (ii) $31,900 paid by WSG-NV prior to the acquisition. Compensation paid to Mr. Leiweke in 2007 was paid by WSG-NV.

(2)

Such amount is comprised of (i) $47,800, paid for corporate housing in Las Vegas, NV, including utilities and furniture rental, (ii) $34,000, paid as a home office allowance, (iii) $6,200, paid for the lease of an automobile, and (iv) $2,500, paid for automobile insurance.

(3)

Such amount is comprised of (i) $13,500, paid as an allowance for living expenses, (ii) $11,000, paid for corporate housing in Las Vegas, NV, including utilities and furniture rental, (ii) $27,500, paid as a home office allowance, (iii) $1,400, paid for the lease of an automobile, and (iv) $1,200, paid for automobile insurance.

(4)	Ms. Hughes was our sole officer and director prior to our acquisition of WSG-NV in February 2008 and resigned following the completion of the acquisition.

Narrative Disclosure to the Summary Compensation Table

     As of December 31, 2008, we had not entered into any employment agreements with any of our named executive officers and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Martinez Employment Agreement

     On April 21, 2009, we entered into an employment agreement (the “Martinez Agreement”) with Joseph F. Martinez, pursuant to which Mr. Martinez will serve as our Chief Executive Officer for a term beginning on April 21, 2009 (the “Effective Date”) and ending at any time upon termination by either party.

     Pursuant to the Martinez Agreement, Mr. Martinez will be entitled to annual base compensation of $240,000, with any increase in base compensation to be set by the Board from time to time as determined by the Board. Mr. Martinez is eligible to receive a target annual bonus of $120,000, with the actual amount to be determined by the Board or the Compensation Committee thereof should one be created.

      Pursuant to the Martinez Agreement, we granted Mr. Martinez options to purchase up to 1,000,000 shares of common stock, par value $0.001 per share, of our company at an exercise price of $0.02 per share. The options vest monthly in equal installments over a thirty-six (36) month period, beginning the first month after the Effective Date, and expire ten (10) years after the grant date. The grant was made pursuant to the standard form of grant agreement under our 2009 Equity Incentive Plan, which plan is further described below.

     In the event that Mr. Martinez’s employment is terminated without cause or Mr. Martinez chooses to terminate his employment for good reason, (i) all options granted to Mr. Martinez pursuant to the Martinez Agreement shall be fully vested and exercisable upon such termination and shall remain exercisable in accordance with the grant agreements and (ii) Mr. Martinez will receive an amount equal to six (6) months of his specified base salary at the rate in effect on the date of termination. In the event that Mr. Martinez’s employment is terminated for cause or Mr. Martinez chooses to terminate his employment other than for good reason, vesting of the options shall cease on the date of termination and any then unvested options shall terminate, however the then-vested options shall remain vested and exercisable in accordance with the grant agreements.

     If Mr. Martinez’s employment is terminated within one year of the change in control, and such termination is without cause or if Mr. Martinez resigns for good reason, (i) Mr. Martinez shall receive an amount equal to six (6) months of his specified base salary at the rate in effect on the date of termination, and (ii) Mr. Martinez shall receive incentive cash compensation in an amount equal to 50% of his specified base salary at the rate in effect on the date of termination. In the event of a change in control of our company, all unvested stock options granted to Mr. Martinez shall immediately vest and shall remain exercisable as specified in the option grant agreements, subject to our right to direct the sale of shares in connection with a change of control.

     Regardless of the nature of his separation from the company, Mr. Martinez will also receive salary, a pro-rated amount of incentive cash compensation for the fiscal year in which the termination occurs, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

     In general, Mr. Martinez has agreed not to (i) compete with our company for a period of six (6) months following the end of the employment term, (ii) to solicit partners, vendors or employees of our company for a period of one (1) year following the end of the employment term, and (iii) solicit or accept business from any client of our company, including former clients that were clients within the last year prior to Mr. Martinez’s termination, for a period of one (1) year following the end of the employment term, unless such employment is terminated by us without cause or by Mr. Martinez for good reason.

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2008, there were no outstanding equity awards to any of our named executive officers or directors.

Director Compensation

			DIRECTOR COMPENSATION
Name
	Fees
	Earned			Non-Equity	Non-Qualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
R. Terry Leiweke	0	0	0	0	0	0	0
John F. Slitz, Jr.	0	0	0	0	0	0	0
Tracey Leiweke	0	0	0	0	0	0	0

We do not currently provide compensation to our directors for serving on our board of directors.

Slitz Consulting Agreement

     On February 6, 2009, we entered into a Consulting Agreement with Mr. Slitz, pursuant to which we engaged Mr. Slitz for the purpose of advising us on business strategy, fund raising, organizational growth and staffing, particularly focusing on our internet business and opportunities. The agreement is effective from January 1, 2009 to December 31, 2011. During the term, Mr. Slitz will be compensated for his services as follows: (i) cash fees of $15,000 per month and (ii) a warrant to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with 60,000 shares vesting immediately and 15,000 shares vesting in monthly installments beginning on July 2, 2009. Upon a change of control of our company, all obligations under the agreement become immediately due and payable. Copies of the consulting agreement and the warrant issued to Mr. Slitz pursuant to the consulting agreement are filed herewith as Exhibits 10.10 and 10.11, respectively.

Employee Benefit Plans

     As of the fiscal year ended December 31, 2008, we had not made any grants under the 2007 Stock Option Plan. As of April 21, 2009, the Board adopted a resolution terminating the 2007 Stock Option Plan and approving the 2009 Equity Incentive Plan (the “2009 Equity Plan”). The 2009 Equity Plan, described in greater detail below, will be submitted to our shareholders for approval at our 2009 annual meeting.

2009 Equity Incentive Plan

     We adopted the 2009 Equity Plan for the purpose of providing incentives for officers, directors, employees and consultants to promote the success of our company, to enhance our ability to attract and retain the services of such persons, to encourage them to continue in our employ and to maximize their performance. An aggregate of 3,000,000 shares of common stock are reserved for issuance under the 2009 Equity Plan. Options granted under the 2009 Equity Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, or (ii) non-qualified stock options. Stock options and stock awards may be granted under the 2009 Equity Plan to all of our eligible officers, directors, consultants and employees. The Board, or our compensation committee should one be established, will administer the 2009 Equity Plan and has the authority to determine exercise prices applicable to the options, the eligible officers, directors, consultants or employees to whom options may be granted, the number of shares of common stock subject to each option and the extent to which options may be exercisable. In addition, the Board will have the power to interpret the 2009 Equity Plan and any agreement or instrument entered into under the 2009 Equity Plan, to establish, amend or waive rules and regulations for the 2009 Equity Plan administration, and to amend the terms and conditions of any outstanding stock incentives as allowed under the 2009 Equity Plan. Options granted to employees under the 2009 Equity Plan generally vest in equal installments over a three year period from the grant date, and options granted to directors under the 2009 Equity Plan vest in full one year after the grant date. Without approval by the Board, no option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee.

     Any incentive stock option that is granted under the 2009 Equity Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of our capital stock or the capital stock of a subsidiary or parent corporation).

     Each incentive stock option, and the majority of nonqualified stock options, under the 2009 Equity Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined power of all classes of our capital stock or the capital stock of a subsidiary or parent corporation) and will lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with us, or as determined by the Board.

Termination of Employment or Change of Control

     Corporate Transactions. Pursuant to the 2009 Equity Plan, in the event of (i) a dissolution or liquidation of our company; (ii) a sale of all or substantially all of our assets; (iii) a merger or consolidation where we are not the surviving corporation; or (iv) a merger or consolidation where we are the surviving corporation but the holders of shares of common stock receive securities of another corporation and/or other property, including cash, the Board has the power to (A) cancel each option outstanding immediately prior to such event (whether or not then exercisable), and, in full consideration of such cancellation, pay to the grantee to whom such option was granted an amount in cash, for each share of common stock subject to such option, respectively, equal to the difference between the current value of the option, as determined by the Board, and the exercise price; and (B) provide for the exchange of each option outstanding immediately prior to such event (whether or not then exercisable) for an option on or with respect to, as appropriate, some or all of the property which a holder of the number of shares of common stock subject to such option would have received and, incident thereto, make an equitable adjustment as determined by the Board in the exercise price of the option, or the number of shares or amount of property subject to the option or, if appropriate, provide for a cash payment to the grantee to whom such option was granted in partial consideration for the exchange of the option.

     Termination of Employment. If a grantee’s employment or service is terminated for cause, any unexercised option shall terminate effective immediately upon such termination of employment or service. If a grantee’s employment or services is terminated without cause, an outstanding option is only exercisable by the grantee if such option (i) was exercisable prior to the date of termination and (ii) is exercised within three (3) months following such termination. Except as otherwise provided by the grant certificate, if a grantee’s employment or service terminates on account of death, then any unexercised option, to the extent exercisable on the date of death, may be exercised, in whole or in part, within the first twelve (12) months after death (but only during the option term) only by the grantee’s executor or administrator or other duly appointed representative reasonably acceptable to the Board, unless the grantee’s will specifically disposes of such award, in which case such exercise shall be made only by the recipient of such specific disposition. Except as otherwise provided in the grant certificate, if a grantee’s employment or service terminates on account of disability, then any unexercised option, to the extent exercisable on the date of such termination, may be exercised in whole or in part, within the first twelve (12) months after such termination of employment or service (but only during the option term) by the grantee.

     Change of Control. Except as otherwise provided in the grant certificate, upon the occurrence of a change in control (as defined in the 2009 Equity Plan), (i) any outstanding option becomes immediately exercisable; (ii) the Board may amend the terms of any grant certificate in such manner as it deems appropriate; and (iii) a grantee who incurs a termination of employment for any reason, other than a dismissal for cause, concurrent with or within one year following the change in control may exercise any outstanding option, but only to the extent that the grantee was entitled to exercise the award on the grantee’s termination date, within the first twelve (12) months following the termination of employment or service (but only during the option term).

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of June 2, 2009, the names, addresses and number of shares of our common stock beneficially owned by (i) all stockholders known to us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

     Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. For purposes of the following table, a person is deemed to have beneficial ownership of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person, any shares that such person has the right to acquire within 60 days after the date of this prospectus are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each person listed is c/o World Series of Golf, Inc., 10161 Park Run Drive, Suite 150, Las Vegas, Nevada 89145.

Percentage ownership in the following table is based on 21,716,499 shares of common stock outstanding on June 2, 2009.

PRINCIPAL STOCKHOLDER TABLE

		Amount and nature of
Title of class	Name and address of beneficial owner	beneficial ownership	Percent of class

Common	John F. Slitz, Jr.	6,132,175(1)	24.0%
Common	R. Terry Leiweke	1,981,530	9.1%
Common	Joseph F. Martinez	216,668(2)	--

	All Officers and Directors as a Group	8,330,373	32.4%

	Other 5% owners
Common	Kenneth Maul	1,722,030	7.9%
	1613 Night Wind Dr.
	Las Vegas, Nevada 89117

(1)

Includes (i) 2,252,175 shares of common stock held of record, (ii) 70,000 shares of common stock held in street name, (iii) 2,300,000 shares of common stock issuable upon the conversion of convertible promissory note in the principal amount of $1,150,000 held by the Slitz Family Trust, (iv) 1,150,000 shares of common stock issuable upon the exercise of outstanding warrants at an exercise price of $0.50 per share, and (v) 90,000 shares of common stock issuable upon the exercise of warrants that vest within 60 days. Excludes 510,000 shares of common stock issuable upon the exercise of warrants that do not vest within 60 days. Mr. Slitz has voting and dispositive control over the shares held by the Slitz Family Trust.

(2)

Consists of (i) 50,000 shares of common stock issuable upon the exercise of outstanding warrants and (ii) 166,668 shares of common stock issuable upon the exercise of options that vest within 60 days. Excludes 833,332 shares of common stock issuable upon the exercise of options that do not vest within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

     On March 12, 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan allows for awards of qualified and non-qualified stock options for up to 2,000,000 shares of common stock. On April 21, 2009, we terminated the 2007 Plan and adopted the 2009 Equity Incentive Plan. As of December 31, 2008, no options were granted under the 2007 Plan. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2008.

(c)
Number of
Securities
Remaining
Available
	(a)		for Future
	Number of	(b)	Issuance Under
	Securities to be	Weighted-	Equity
	Issued Upon	Average	Compensation
	Exercise of	Exercise Price	Plans (excluding
	Outstanding	of Outstanding	securities reflected
Plan Category	Options	Options	in column(a))
Equity compensation plans approved by
security holders	0	-	2,000,000
Equity compensation plans not approved
by security holders	-	-	0
Total	0	-	2,000,000

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     On May 28, 2009, we entered into an Amended and Restated Convertible Promissory Note in the principal amount of $1,150,000 payable by us to The Slitz Family Trust (the “May 2009 Slitz Note”), of which John F. Slitz, Jr., our Secretary and Chairman of the Board, serves as trustee. The May 2009 Slitz Note is convertible into shares of our common stock at a conversion price of $0.50 per share. The May 2009 Slitz Note bears interest at the rate of 8% per annum and is payable on demand. The May 2009 Slitz Note amends and restates that certain convertible promissory note dated February 1, 2009 in the same principal amount (the “Feb 2009 Slitz Note”). The Feb 2009 Slitz Note replaced a convertible promissory note in the principal amount of $960,687 previously issued to The Slitz Family Trust in exchange for a loan to our company. A copy of the May 2009 Slitz Note is filed herewith as Exhibit 10.12.

     The terms of the May 2009 Slitz Note provide for a grant to The Slitz Family Trust of warrants to purchase 1,150,000 shares of common stock at an exercise price of $0.50 per share, with an expiration date of February 1, 2016. A copy of the warrant issued to the Slitz Family Trust pursuant to the May 2009 Slitz Note is filed herewith as Exhibit 10.13.

     The obligations under the May 2009 Slitz Note are secured pursuant to a Security Agreement dated February 1, 2009 (the “Slitz Security Agreement”), which grants to the Slitz Family Trust a security interest in substantially all of our assets. A copy of the Slitz Security Agreement is filed herewith as Exhibit 10.14.

     On February 6, 2009, we entered into a Consulting Agreement with Mr. Slitz, pursuant to which we engaged Mr. Slitz for the purpose of advising us on business strategy, fund raising, organizational growth and staffing, particularly focusing on our internet business and opportunities. The agreement is effective from January 1, 2009 to December 31, 2011. During the term, Mr. Slitz will be compensated for his services as follows: (i) cash fees of $15,000 per month and (ii) a warrant to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with 60,000 shares vesting immediately and 15,000 shares vesting in monthly installments beginning on July 2, 2009. Upon a change of control of our company, all obligations under the agreement become immediately due and payable. Copies of the consulting agreement and the warrant issued to Mr. Slitz pursuant to the consulting agreement are filed herewith as Exhibits 10.10 and 10.11, respectively.

     Joseph F. Martinez, a director and our Chief Executive Officer and Chief Financial Officer, is the principal of Core Venture Partners, LLC, a merchant-banking and financial advisory firm that provided consulting services to our company from January 2009 until his appointment as an executive officer. Pursuant to the terms of a consulting agreement between Mr. Martinez and our company, we are obligated to pay Mr. Martinez aggregate cash consulting fees of $75,000 in consideration for the services he provided to us during the period from January 1, 2009 until his appointment as an officer of our company on April 21, 2009. To date, such amounts remain unpaid. Pursuant to the consulting Agreement, Mr. Martinez was also granted a six-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.05, a copy of which is filed herewith as Exhibit 10.15.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

     Prior to our acquisition of World Series of Golf Inc., a privately held Nevada corporation (“WSG-NV”), in February 2008, Moore & Associates, Chartered served as the independent public accountants for both us and WSG-NV. Following the acquisition, Moore & Associates, Chartered served as the independent public accountants for the combined company for the fiscal year ended December 31, 2007. As previously reported in our Current Report on Form 8-K dated April 9, 2009, Peterson Sullivan LLP replaced Moore & Associates, Chartered as our independent public accountants and audited our financial statements for the fiscal year ended December 31, 2008 and 2007 (restated).

Audit Fees

     The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2008 was approximately $90,900, consisting of (i) fees billed by our auditors, Peterson Sullivan LLP, in the amount of approximately $79,000, for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2008, and (ii) fees billed by our auditors, Moore & Associates, Chartered, in the amount of approximately $11,900, for the review of the financial statements included in our quarterly reports.

     The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2007 was approximately $69,500, consisting of (i) fees billed by our auditors, Peterson Sullivan LLP, in the amount of approximately $63,000, for the audit and restatement of our annual consolidated financial statements for the fiscal year ended December 31, 2007, and (ii) fees billed by our auditors, Moore & Associates, Chartered, in the amount of approximately $6,500, for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2007.

Audit-Related Fees

     We were not billed any fees by our auditors for professional services for audit-related services in the fiscal years ended December 31, 2008 and 2007.

Tax Fees

     We were not billed any fees by our auditors for professional services for tax compliance, tax advice, and tax planning in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

     We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements.

     The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, Nevada, on the 10th day of June 2009.

WORLD SERIES OF GOLF, INC.

By:	/s/ Joseph F. Martinez
Joseph F. Martinez
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph F. Martinez	Director, Chief Executive Officer	June 9, 2009
Joseph F. Martinez	(principal executive officer) and Chief
Financial Officer (principal accounting
officer)

/s/ John F. Slitz, Jr.	Chairman of the Board	June 10, 2009
John F. Slitz, Jr.

/s/ R. Terry Leiweke	President and Director	June 10, 2009
R. Terry Leiweke

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of filing of this Annual Report on Form 10-K, we have not provided any annual report with respect to our last fiscal year or any proxy materials to our shareholders. We intend to provide proxy materials to our shareholders with respect to our next annual meeting, and if we do so, we shall concurrently furnish such materials to the Securities and Exchange Commission.

Exhibit Index

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated January 31, 2008, by and among Innovative Consumer Products, Inc., WSG Acquisition, Inc., and World Series of Golf, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

3.1	Restated Certificate of Incorporation of World Series of Golf, Inc., filed on May 29, 2009 with the Nevada R Secretary of State. *

3.2	Amended and Restated Bylaws of World Series of Golf, Inc. *

10.1	2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

10.2

Form of Non-Qualified Stock Option Grant Agreement under the 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

10.3

Form of Incentive Stock Option Grant Agreement under the 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

10.4

Employment Agreement, effective as of April 21, 2009, by and between World Series of Golf, Inc. and Joseph F. Martinez, incorporated by reference to Exhibit 10.1 to of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

10.5	Form of Convertible Promissory Note issued by World Series of Golf, Inc. to each of the investors in the private placement of convertible notes and warrants in May and June 2008. *

10.6	Form of Stock Purchase Warrant issued by World Series of Golf, Inc. to each of the investors in the private placement of convertible notes and warrants in May and June 2008. *

10.7	Form of Stock Purchase Warrant issued by World Series of Golf, Inc. to each of the investors in the private placement of common stock and warrants in February, March and May 2008. *

10.8	Form of Registration Rights Agreement between World Series of Golf, Inc. and each of the investors in the private placement of common stock and warrants in February, March and May 2008. *

10.9	Development, Hosting and License Agreement, dated January 1, 2009, between World Series of Golf Online, Inc. and World Golf Tour, Inc. *†

10.10	Consulting Agreement, dated February 6, 2009, between World Series of Golf, Inc. and John F. Slitz, Jr. *

10.11	Warrant dated June 2, 2009 issued by World Series of Golf, Inc. in favor of John F. Slitz, Jr. *

10.12	Amended and Restated Convertible Promissory Note, dated May 28, 2009, issued by World Series of Golf, Inc. to The Slitz Family Trust in the principal amount of $1,150,000. *

10.13	Warrant dated June 2, 2009 issued by World Series of Golf, Inc. in favor of The Slitz Family Trust. *

10.14	Security Agreement, dated February 1, 2009, by and between World Series of Golf, Inc. and the Slitz Family Trust.*

10.15	Warrant dated June 2, 2009 issued by World Series of Golf, Inc. in favor of Joseph F. Martinez.*

14.1	Code of Business Conduct and Ethics of the Registrant.*

21.1	Subsidiaries of Registrant:

1.	World Series of Golf Online, Inc.

2.	L.A.X. Innovations, Inc., a Nevada corporation.

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
† Certain portions of this Exhibit have been omitted pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.