Form 10-Q
period 2009-03-31
World Series of Golf, Inc.
filed 2009-06-18
CIK 1389879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number:	333-140685

World Series of Golf, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0719383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10161 Park Run Drive, Suite 150, Las Vegas, NV	89145
(Address of principal executive offices)	(Zip Code)

702-740-1744
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐       Accelerated filer  ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 10, 2009, 21,551,561 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands, except share amounts)

ASSETS
Current assets:
Cash	$79	$121
Prepaid expenses and other assets	258	206
Total current assets	337	327
Equipment, net	26	27
Total assets	$363	$354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$612	$467
Player deposits and unearned revenue	190	54
Note and interest payable to related party	1,165	1,062
Convertible notes payable	235	235
Fair value liability for price adjustable warrants	11	—
Due to related party	110	—
Other current liabilities	419	424
Total current liabilities	2,742	2,242
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized:
22,803,999 shares issued and outstanding	8,901	8,890
Accumulated deficit	(11,280)	(10,778)
Total stockholders’ equity (deficit)	(2,379)	(1,888)
Total liabilities and stockholders’ equity (deficit)	$363	$354

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008 (RESTATED)
Revenue
Sponsorship and advertising	$—	$—
Licensing	—	597
Player entry fees	—	—
Total revenue	—	597
Operating expenses:
Cost of revenue	23	32
Sales and marketing	3	304
General and administrative	351	469
Total operating expenses	377	805
Loss from operations	(377)	(208)
Other income (expense):
Change in fair value liability for price adjustable warrants	91	—
Interest expense	(114)	(29)
Total other income (expense)	(23)	(29)
Net loss	$(400)	$(237)
Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.02)	$(0.01)
Shares used in computing net loss per share — basic and diluted	22,803,999	18,907,670

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2009
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2008	22,803,999	$8,890	$(10,778)	$(1,888)
Cumulative effect of change in accounting principle	—	—	(102)	(102)
Balance January 1, 2009	22,803,999	$8,890	$(10,880)	$(1,990)
Warrants issued pursuant to convertible notes due to related party	—	11	—	11
Net loss	—	—	(400)	(400)
Balance March 31, 2009	22,803,999	$8,901	$(11,280)	$(2,379)

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2009	2008 (RESTATED)
	(In thousands)
Operating activities:
Net loss	$(400)	$(237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Non-cash stock-based compensation related to consulting and other expenses	—	600
Non-cash interest expense	11	—
Change in fair value liability for price adjustable warrants	(91)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(52)	(621)
Accounts payable	145	(3)
Player deposits and unearned revenue	136	27
Accrued interest on related party note payable	103	—
Other current liabilities	(5)	120
Net cash used in operating activities	(151)	(113)
Investing activities:
Purchases of property and equipment	(1)	(19)
Net cash used in investing activities	(1)	(19)
Financing activities:
Proceeds from advances from related party	110	—
Proceeds from the issuance of common shares and warrants, net	—	330
Net cash provided by financing activities	110	330
Net increase (decrease) in cash and cash equivalents	(42)	198
Cash and cash equivalents — beginning of period	121	255
Cash and cash equivalents — end of period	$79	$453
Supplemental disclosure:
Cash paid for interest	$—	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2009 and 2008 (Unaudited)

Note 1. Business and Organization

     On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc., a privately-held Nevada corporation (“WSG-NV”) engaged in the sports entertainment industry.

     The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated January 31, 2008, whereby WSG-NV merged with and into Acquisition Sub, a newly formed wholly-owned Nevada subsidiary of ICP. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in ICP. This type of transaction is considered to be a recapitalization rather than a business combination. Accordingly, for accounting purposes, no goodwill or other intangible assets were recorded. On February 1, 2008, we merged with Acquisition Sub in a short form merger under Nevada law and changed our name to “World Series of Golf, Inc.”

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

Note 2: Going Concern

     We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, we had an accumulated deficit of approximately $11.3 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At March 31, 2009, we had a working capital deficit (current assets less current liabilities) of $2.4 million and $79,000 in cash.

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

     To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of tournaments; (ii) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (iii) continuing the ongoing development of the online game; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations. During the year ended

December 31, 2008, we received approximately $1.1 million from the sale of convertible notes payable and warrants and $380,000 from the sale of common stock and warrants. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

     Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or for any future period.

     Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in preparation of our financial statements include estimates as to valuation of fair value for goods and services received in barter transactions, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

     Financial Instruments—Our financial instruments consist of cash, accounts payable, accrued liabilities and other current liabilities, advances due to related party and convertible notes payable to related party and others. The fair value of financial instruments other than convertible notes payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of convertible note and interest payable and advances due to related party is presently undeterminable due to the related party nature of the obligations.

     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. We currently measure and report at fair value the liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

	Balance at March 31, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$11	—	—	$11
Total financial liabilities at fair value	$11	—	—	$11

     The following table is a roll forward for the three months ended March 31, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$102
Change in fair value included in net loss	(91)
Ending balance at March 31, 2009	$11

     Concentration of Credit Risk and Significant Customers — During 2008, a significant portion of our revenue was derived from a small number of customers. For the three months ended March 31, 2009, there were no revenues. All of our revenues for the three months ended March 31, 2008 were derived from the Custom Group (a licensing customer). We terminated our agreement with the Custom Group effective in the second quarter of 2009.

     Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, convertible debentures and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	Three Months Ended March 31,
	2009	2008
Convertible notes	2,770	—
Warrants	2,639	264
Total	5,409	264

     Share-Based Payments—We have granted shares of our common stock and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities. The fair values of shares issued have been based on closing market prices for periods after January 31, 2008 and at prices of recent cash transactions for periods prior. Grants of stock purchase warrants to employees and non-employees are accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and with the EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”). To calculate the value of share-based payments, we used the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

     Reclassifications — Certain reclassifications have been made to our 2008 condensed consolidated financial statements to conform to the presentation of our 2009 condensed consolidated financial statements. Such reclassifications had no effect on stockholders’ equity (deficit), net loss, or net increase (decrease) in cash.

Note 4. Convertible Notes Payable

     Convertible notes payable at March 31 consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Convertible notes payable to related party	$1,150	$961
Convertible notes payable to others	235	235
Total	$1,385	$1,196

     Convertible Notes payable to related party — In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly payments of interest only of $9,606.87 due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible at the sole option of the holder into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. In November 2008, the conversion price was changed to $0.50 per share. Obligations under the second promissory note were collateralized by all of the tangible and intangible assets of the Company. During the three months ended March 31, 2008, we recorded interest expense of $29,000 related to the second promissory note.

     In February 2009, the existing obligations under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded interest expense of $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 15, 2015. In the first quarter 2009, we recorded interest expense of $11,000 to fully amortize the discount on the convertible notes payable related to the allocation of value to the warrants . The fair value of the warrants of $11,000 was computed using the Black Scholes option pricing model with the following assumptions: expected term of 6 years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 2.3% . Obligations under the third promissory note are collateralized by all of our tangible and intangible assets, including intellectual property. During the three months ended March 31, 2009, we recorded interest expense of $114,000 related to the third promissory note.

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

     In September 2008, the conversion price of certain of the convertible notes in an aggregate amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants totaling 235,000 was reduced from $1.05 to $0.50. On September 4, 2008, the fair value of the company’s stock was $0.50, so the beneficial conversion feature was not reset. We have recorded accrued interest of approximately $40,000 related to the convertible notes, as of March 31, 2009.

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

     Common Stock Issuances — In February and March 2008, we raised net proceeds of approximately $330,000 through the issuance of 264,000 units at $1.25, each comprised of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.00 per share. In May 2008, we raised an additional $50,000 through the issuance of an additional 40,000 units. In addition, in October 2008 we issued 120,000 shares of our common stock to a consultant in connection with the offering.

     We evaluated the warrants under the guidance set forth in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions and accordingly are accounted for as equity.

     Stock Incentive Plans — In May 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan allowed for awards of qualified and non-qualified stock options for up to 2,000,000 shares of common stock. As of March 31, 2009, no options were granted under the 2007 Plan. In April 2009, we terminated the 2007 Plan and adopted our 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan allows for awards of qualified and non-qualified stock options for up to 3,000,000 shares of common stock. In April 2009, we issued incentive options to purchase an aggregate of 915,000 shares of our common stock at an exercise price of $0.08 per share to employees under the 2009 Plan, which options vest such that 1/3 of the total shares vest immediately upon grant and 1/36 of the total shares vest monthly, beginning on the first monthly anniversary of the grant date, in equal installments over the next two years. In addition, as discussed in Note 6, in April 2009, we issued incentive options under our 2009 Plan to purchase 1,000,000 shares of common stock to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

     Non-Employee Grants — In February 2008, we issued 200,000 shares of our common stock to Fusion Consulting for public relations services. The shares were recorded at their fair value of $600,000 and the value was amortized on a straight line basis during the performance period in 2008.

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

     Warrants — We issued warrants in connection with our 2008 private placement and our convertible notes. Effective January 1, 2009, we adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $0.1 million, based on a per share price of $0.09 per share at January 1, 2009, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the condensed consolidated statement of operations as other income (expense). At March 31, 2009, the weighted average assumptions used in our Black Scholes calculation were: expected life of 2.15 years, volatility equal to 400%, risk-free rate of 3.00% and dividend rate of 0%. During the three months ended March 31, 2009, the fair value decreased approximately $91,000, based on a per share price of $0.01 per share at March 31, 2009, which was recorded as other income.

     The following summarizes warrant activity during the three months ended March 31, 2009 (in thousands).

Warrants outstanding, December 31, 2008	1,489
Warrants issued	1,150
Warrants exercised	—
Warrants expired	—
Warrants outstanding, March 31, 2009	2,639
Weighted average exercise price, March 31, 2009	$0.82

     As discussed in Note 6, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 per share to our CEO and CFO. The warrants expire in May 2014.

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

     In February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and, as discussed in Note 5, in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the agreement become immediately due and payable.

     Pursuant to the terms of a consulting agreement, we are obligated to pay aggregate cash consulting fees of $75,000 in consideration for the services our CEO provided to us during the period from January 1, 2009 in his capacity as a consultant until his appointment as an officer of our company on April 21, 2009. To date, such amounts remain unpaid. In addition, the chairman of our board of directors has advanced us $110,000 during the three months ended March 31, 2009. The advances bear interest at an imputed interest rate of 6% per annum.

     In April 2009, we entered into an employment agreement with our CEO and CFO, pursuant to which, among other things, the officer will be entitled to annual base compensation of $240,000. As discussed in Note 5, in April 2009, we also issued incentive options to purchase 1,000,000 shares of our common stock at an exercise price of $0.02 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

     As described in Note 5, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 to our CEO and CFO. The warrants expire in May 2014.

Note 7. Income Taxes

     We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the estimated change in valuation allowance more likely to result due to taxable losses anticipated for the applicable fiscal year.

Note 8. Commitments and Contingencies

     Operating leases — We entered into a new six-month operating lease under which we lease space for our corporate office in Las Vegas, Nevada effective January 2009. Our obligations under our operating leases are not material.

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

Note 9. Restatement

     Subsequent to issuance of the March 31, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $150,000 of sales and marketing expense and $350,000 of prepaid expense relating to share-based compensation and the correction of cutoff and accounting entry errors regarding $155,000 in revenue. The accompanying 2008 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $766,000 and $379,000, respectively, increasing total stockholders’ deficit by approximately $387,000, increasing revenues by approximately $155,000 and decreasing net loss by approximately $4,000, with no impact on net loss per share. A comparison of the 2008 Interim Financial Statements as presented versus as restated follows:

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008 (AS PRESENTED)	Difference	2008 (RESTATED)
	(in thousands, except share and per share data)
Revenue	$442	$155	$597
Operating expenses:
Cost of revenue	78	(46)	32
Management fees	143	(143)	—
Depreciation and amortization	13	(13)	—
Sales and marketing	52	252	304
Professional fees	161	(161)	—
General and administrative	207	262	469
Total operating expenses	654	151	805
Loss from operations	(212)	4	(208)
Interest expense	(29)		(29)
Net loss	$(241)	4	$(237)
Net loss per common share — basic
and diluted	$(0.01)		$(0.01)
Shares used in computing net loss
per share — basic and diluted	21,531,999		18,907,670

WORLD SERIES OF GOLF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008 (AS PRESENTED)	Difference	2008 (RESTATED)
	(in thousands)
Operating activities:
Net loss	$(241)	$4	$(237)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	13	(12)	1
Non-cash stock-based compensation related to
consulting and other expenses	—	600	600
Changes in assets and liabilities:
Accounts receivable	130	(130)	—
Prepaid expenses and other assets	(42)	(579)	(621)
Accounts payable	7	(10)	(3)
Player deposits	19	8	27
Other current liabilities	—	120	120
Net cash used in operating activities	(114)	1	(113)
Investing activities:
Purchases of fixed assets	(27)	8	(19)
Net cash used in investing activities	(27)	8	(19)
Financing activities:
Proceeds from the issuance of common stock and warrants	330	—	330
Net cash provided by financing activities	330	—	330
Net increase in cash	189	9	198
Cash — beginning of period	245	10	255
Cash — end of period	$434	$19	$453
Supplemental disclosure:
Cash paid for interest	$29	$(29)	$—

Note 10. Subsequent Events through June 15, 2009

     As discussed in Note 5, in April 2009, we granted incentive stock options under our 2009 Plan to purchase an aggregate of 915, 000 shares of our common stock at an exercise price of $0.08 per share to employees, which options vest such that 1/3 of the total shares vest immediately upon grant and 1/36 of the total shares vest monthly, beginning on the first monthly anniversary of the grant date, in equal installments over the next two years.

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

     As discussed in Note 6, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 per share to our CEO and CFO. The warrants expire in May 2014.

     Subsequent to March 31, 2009, the chairman of our board of directors has advanced us approximately $270,000. The advances bear interest at an imputed interest rate of 6% per annum.

     In June 2009, we cancelled 1.2 million shares previously treated as issued to the Custom Group for services to be provided. The 1.2 million shares were subsequently cancelled as services were not provided.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the appeal and acceptance of our proprietary method of play and our planned online products; (3) the success or failure of our development of additional products and services; (4) our ability to maintain, attract and integrate management personnel; (5) our ability to secure suitable broadcast and sponsorship agreements; (6) our ability to effectively market and sell our services to current and new customers; (7) changes in the rules and regulations governing our business; (8) the intensity of competition; and (9) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We have no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Report.

On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc., a privately-held Nevada corporation (“WSG-NV”) engaged in the sports entertainment industry.

The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated January 31, 2008, whereby WSG-NV merged with and into WSG Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in ICP. This type of transaction is considered to be a recapitalization rather than a business combination. Accordingly, for accounting purposes, no goodwill or other intangible assets were recorded and WSG-NV was considered to be the acquirer for financial reporting purposes. Our historical financial statements for any period prior to January 31, 2008 are those of WSG-NV. On February 1, 2008, we merged with Acquisition Sub in a short form merger under Nevada law and changed our name to “World Series of Golf, Inc.”

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

We generate revenue primarily through sponsorship and advertising fees, brand licensing fees and entry fees paid by the amateur players entering our tournaments. For the three months ended March 31, 2008, 100% of our revenue was derived from our licensing contract with the Custom Group, which was terminated in the second quarter of 2009. There was no revenue for the three months ended March 31, 2009. Once we fully implement our online game strategy, management expects revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenue.

Recent Developments

Our third World Series of Golf event was recently held, from May 12-14, 2009, at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada. In the event, 125 amateur players competed for a total of $720,000 in prize money. The winner of the event, an amateur golfer from North Carolina that had a golf handicap of eleven, will receive $300,000. Results of the event were reported by certain national media outlets. A series of thirteen one hour episodes produced from our 2009 tournament will be broadcasted on the WGN America network beginning in July 2009.

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

Cash Position, Going Concern and Recent Financing Activities

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, we had an accumulated deficit of approximately $11.3 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At March 31, 2009, we had a working capital deficit (current assets less current liabilities) of $2.4 million and $79,000 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $151,000 in our operating activities in the first quarter of 2009, compared to $113,000 in the first quarter of 2008. Cash used in operating activities relates primarily to funding net losses and the change in the fair value liability for price adjustable warrants, partially offset by the changes in accounts payable, player deposits and unearned revenue and non-cash interest expense . We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately $1,000 in the first quarter of 2009, compared to $19,000 in the first quarter of 2008. Changes in cash from investing activities are due primarily to purchases of equipment.

Our financing activities provided cash of approximately $110,000 in the first quarter of 2009 compared to approximately $330,000 in the first quarter of 2008. Changes in cash from financing activities are primarily due to advances from related party and proceeds from issuance of common stock and warrants.

Recent Financing Activities

In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded interest expense of $78,000 in February 2009. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. The principal amount of the note is convertible into shares of our common stock at a conversion price of $0.50 per share. In addition, in connection with the promissory note, we issued the holder a six-year warrant to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share. Obligations under the promissory note are secured by all of our tangible and intangible assets, including intellectual property.

In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bore interest at 6% per annum and are repayable on or before October 31, 2008. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants with an exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. In September 2008, the conversion price of certain of the convertible notes in an aggregate principal amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of common stock was reduced from $1.05 to $0.50. In December 2008, $900,000 of the convertible notes were converted into common stock at $1.00 per share. The remaining $235,000 outstanding principal amount of the convertible notes are currently in default and are classified as current on the accompanying balance sheet.

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

Going Concern

Our independent auditor has added an explanatory paragraph in its report relating to our consolidated financial statements for the year ended December 31, 2008, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended March 31,		Change
	2009	2008 (RESTATED)	$	%
Revenue
Licensing	$—	$597	$(597)	(100)%

Total revenue	—	597	(597)	(100)%
Operating expenses
Cost of revenue	23	32	(9)	(28)%
Sales and marketing	3	304	(301)	(99)%
General and administrative	351	469	(118)	(25)%

Total operating expenses	377	805	(428)	(53)%
Operating loss	(377)	(208)	169	81%
Interest expense, including amortization of debt discount of $11 in 2009	(114)	(29)	(85)
Change in fair value liability for price adjustable warrants	91	—	91

Net loss	$(400)	$(237)	$163	69%

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Restatement. Subsequent to issuance of the March 31, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $150,000 of sales and marketing expense and $350,000 of prepaid expense relating to share-based compensation and the correction of cut-off and accounting entry errors regarding $155,000 in revenue. The accompanying 2008 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $766,000 and $379,000, respectively, increasing total stockholders’ deficit by approximately $387,000, increasing revenues by approximately $155,000 and decreasing net loss by approximately $4,000, with no impact on net loss per share.

Revenue. We generate revenue primarily through a combination of (i) the sale of sponsorships and advertising in connection with our tournaments, (ii) the license of our proprietary marks/brands, and (iii) entry fees paid by the players entering our golf tournaments. During 2008, a significant portion of our revenue was derived from a small number of customers. In the three months ended March 31, 2008, the Custom Group (a licensing customer), accounted for 100% of total revenue. There was no revenue recognized during the three months ended March 31, 2009. In 2008, 70% of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May and this trend has continued in 2009. We expect revenue to decrease in 2009, due to decreased sponsorship and advertising revenue and decreased license revenue, offset by higher player fees revenue.

Licensing revenue. During 2008, we recorded revenue related to our licensing contract with the Custom Group. In the second quarter of 2009, we terminated this contract due to the Custom Group’s default. We do not expect to record licensing revenue during 2009.

Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased slightly in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. The 99% decrease in sales and marketing expense in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted primarily from the inclusion in 2008 of $150,000 of fair value of shares of our common stock issued to a consulting group which provided public relations and promotional services. We expect sales and marketing expenses to decrease in future periods as we refine the tournament process, increase the number of players and generate additional revenue from our multiple revenue streams.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 25% decrease in general and administrative expenses in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted primarily from an overall decrease in consulting fees and reduced salaries paid to administrative personnel in the first quarter of 2009. We expect general and administrative expenses to increase in future periods, due to additional accounting and management personnel hired in the first and second quarters of 2009.

Interest Expense. In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During the three months ended March 31, 2008, we recorded interest expense of approximately $29,000 related to this note.

In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded interest expense of $78,000 in February 2009 as a financing fee. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. During the three months ended March 31, 2009, we recorded interest expense of approximately $114,000 related to this note.

Change in Fair Value Liability Related to Price Adjustable Warrants. Effective January 1, 2009, we adopted EITF 07-5. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $102,000, based on a per share price of our common stock of $0.09 at January 1, 2009, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended March 31, 2009, the fair value decreased approximately $91,000, based on a per share price of our common stock of $0.01 at March 31, 2009, which was recorded as other income.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Joseph F. Martinez, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2009, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the first fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2009, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A summons and complaint was filed with the Supreme Court of the State of New York, County of New York by Rooney & Associates, LLC (“Rooney”) in January 2009 with regard to a consulting agreement dated January 23, 2007 we entered into with Rooney wherein we agreed to pay Rooney a six month base retainer of $48,000, payable in $8,000 monthly installments. The complaint was in the amount of $32,000, which Rooney alleges was due pursuant to the consulting agreement, plus interest and costs. In April, 2009, Rooney filed a motion for an order of default judgment in the sum of $32,000 plus interest. In May 2009, the Supreme Court of the State of New York, County of New York granted Rooney’s motion for default judgment in the amount of $32,000 plus interest from April 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2009 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

In April 2009, we issued to an executive officer and director options to purchase 1,000,000 shares of our common stock at an exercise price of $0.02 per share pursuant to our 2009 Equity Incentive Plan. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2009, we issued to a consultant options to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share pursuant to our 2009 Equity Incentive Plan. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2009, we issued to employees options to purchase an aggregate of 915,000 shares of our common stock at an exercise price of $0.08 per share pursuant to our 2009 Equity Incentive Plan. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2009, we issued to a consultant 112,500 shares of our common stock pursuant to the terms of settlement and release agreement. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In May 2009, we issued to an executive officer and director (i) a convertible promissory note in the principal amount of $1,150,000, the principal amount of which is convertible into shares of our common stock at $0.50 per share, and (ii) a warrant to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share. Such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

In June 2009, we issued to an executive officer and director a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.05 per share, pursuant to the terms of a professional services consulting agreement. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In June 2009, we issued to an executive officer and director a warrant to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, pursuant to the terms of a consulting agreement. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the three-month period ended March 31, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 17, 2009	WORLD SERIES OF GOLF, INC.

	By:	/s/ Joseph F. Martinez
Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.