Form 10-Q/A
period 2008-03-31
World Series of Golf, Inc.
filed 2009-08-06
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-QSB
ON
FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	333-140685

World Series of Golf, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0719383

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10161 Park Run Drive, Suite 150, Las Vegas, NV	89145

(Address of principal executive offices)	(Zip Code)

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

          As of April 18, 2008, 21,623,999 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q/A

Explanatory Note Regarding Amendment

          We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 to amend our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 originally filed with the U.S. Securities and Exchange Commission on May 20, 2008, to correct the following items:

1.	Part I, Item 1: Financial Statements and Notes to Financial Statements.

2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	Part I, Item 4T: Controls and Procedures.

4.	Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

          As reported in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on April 13, 2009, our management determined it was necessary to restate our unaudited interim financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, which were included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2008.

          Subsequent to issuance of the March 31, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $150,000 of sales and marketing expense and $350,000 of prepaid expense relating to share-based payments of consulting and other expenses and the correction of cut-off and accounting entry errors regarding $155,000 in revenue. The accompanying 2008 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $766,000 and $379,000, respectively, increasing total stockholders’ deficit by approximately $387,000, increasing revenues by approximately $155,000 and decreasing net loss by approximately $4,000, with no material impact on net loss per share.

          In addition, subsequent to the issuance of the March 31, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to cut-off of approximately $0.4 million in expenses (previously classified as management fees and restated to be recorded as prepaid expenses), which together with other errors had the effect of decreasing net loss by approximately $0.2 million, with a decrease of $0.02 in net loss per share.

          Pursuant to Rule 1b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this amendment presents new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. Except as described above, no substantive change has been made to the Quarterly Report as originally filed. This amendment does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008 (RESTATED)	December 31, 2007 (RESTATED)

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$453	$255
Prepaid expenses and other assets	1,021	400

Total current assets	1,474	655
Equipment, net	30	12

Total assets	$1,504	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$281	$284
Player deposits	79	52
Note payable to related party	961	961
Other current liabilities	120	—

Total current liabilities	1,441	1,297

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized:
21,593,999 and 14,130,000 shares issued and outstanding, respectively	6,594	5,664
Accumulated deficit	(6,531)	(6,294)

Total stockholders’ equity (deficit)	63	(630)

Total liabilities and stockholders’ equity (deficit)	$1,504	$667

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2008 (RESTATED)	2007 (RESTATED)

	(in thousands, except share and per share amounts)

Licensing revenue	$597	$—
Operating expenses:
Cost of revenue	32	62
Sales and marketing	304	262
General and administrative	469	212

Total operating expenses	805	536

Loss from operations	(208)	(536)

Interest expense	(29)	—

Net loss	$(237)	$(536)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.01)	$(0.06)

Shares used in computing net loss per share — basic and diluted	18,907,670	8,906,960

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Stock and Additional Paid-In Capital			Total Stockholders’ Equity (Deficit)
			Accumulated Deficit
	Shares	Amount

	(In thousands, except share data)
Balance December 31, 2007 (RESTATED)	14,130,000	$5,664	$(6,294)	$(630)
Recapitalization	6,999,999	—	—	—
Issuance of common stock and warrants for cash, net	264,000	330	—	330
Common stock issued for services	200,000	600	—	600
Net loss	—	—	(237)	(237)

Balance March 31, 2008 (RESTATED)	21,593,999	$6,594	$(6,531)	$63

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2008 (RESTATED)	2007 (RESTATED)

	(In thousands)
Operating activities:
Net loss	$(237)	$(536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	6
Share-based payments of consulting and other expenses	600	173
Changes in assets and liabilities:
Prepaid expenses and other assets	(621)	(436)
Accounts payable	(3)	231
Player deposits	27	(9)
Other current liabilities	120	14

Net cash used in operating activities	(113)	(557)

Investing activities:
Purchases of equipment	(19)	(2)

Net cash used in investing activities	(19)	(2)

Financing activities:
Proceeds from the issuance of common shares and warrants, net	330	360

Net cash provided by financing activities	330	360

Net increase (decrease) in cash and cash equivalents	198	(199)
Cash and cash equivalents — beginning of period	255	299

Cash and cash equivalents — end of period	$453	$100

Supplemental disclosure:
Cash paid for interest	$—	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2008 and 2007 (Unaudited)

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

Note 2: Going Concern

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, we had an accumulated deficit of approximately $6.5 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At March 31, 2008, we had working capital (current assets less current liabilities) of $33,000 and $453,000 in cash.

          We are dependent on existing cash resources and external sources of financing to meet our working capital needs. Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements. We will therefore be required to seek additional financing to satisfy our working capital requirements. No assurances can be given that such capital will be available to us on acceptable terms, if at all. In addition to equity financing and strategic investments, we may seek additional related party loans. If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our online game, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

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

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

          Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or for any future period.

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

          Financial Instruments—Our financial instruments consist of cash, accounts payable, other current liabilities, and note payable to related party. The fair value of financial instruments other than note payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to related party is presently undeterminable due to the related party nature of the obligations.

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 as of January 1, 2008 with respect to our financial assets and liabilities only. At March 31, 2008, we have no financial assets or liabilities subject to fair value measurement.

          Concentration of Credit Risk and Significant Customers —All of our revenues for the three months ended March 31, 2008 were derived from the Custom Group (a licensing customer). For the three months ended March 31, 2007, there were no revenues.

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

	March 31,

	2008	2007

Convertible notes	961	—
Warrants	264	—

Total	1,225	—

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

          Reclassifications — Certain reclassifications have been made to our 2007 condensed consolidated financial statements to conform to the presentation of our 2008 condensed consolidated financial statements. Such reclassifications had no effect on stockholders’ equity (deficit), net loss, or net increase (decrease) in cash.

          Recently Issued Accounting Standards —In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for our interim financial reporting period beginning January 1, 2009. We do not use derivative financial instruments nor do we engage in hedging activities. We are currently evaluating the impact, if any, of implementation of SFAS 161 on our consolidated financial position, results of operations and cash flows.

          In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the liability and equity components of convertible debt instruments in a manner that reflects the entity’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for reporting periods beginning after December 15, 2008. The implementation of FSP APB 14-1 did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

          In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. In connection with warrants issued together with the convertible notes in the second quarter of 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements is expected to result in an initial estimated fair value liability of approximately $102,000, which was recorded as an increase in liabilities and increase in stockholders’ deficit on January 1, 2009 and which will be adjusted quarterly thereafter during the period the warrants remain outstanding.

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

          In April 2009, the FASB issued FSP FAS No. 107 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS No. 107 and APB 28-1”), which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS No. 107 and APB 28-1 is effective for reporting periods ending after June 15, 2009.

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

Note 4. Convertible Note Payable To Related Party

          Notes payable to related party at March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Note payable to related party	$961	$961

Total	$961	$961

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

          Common Stock Issuances — In February and March 2008, we raised net proceeds of approximately $330,000 through the issuance of 264,000 units at $1.25 per unit, with each unit comprised of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.00 per share.

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

          Warrants — We issued warrants in connection with our 2008 private placement. The following summarizes warrant activity during the three months ended March 31, 2008 (in thousands).

Warrants outstanding, December 31, 2007	—
Warrants issued	264
Warrants exercised	—
Warrants expired	—

Warrants outstanding, March 31, 2008	264

Weighted average exercise price, March 31, 2008	$2.00

Note 6. Related Party Transactions

          As further described in Note 4, in 2007, we borrowed $985,000 from the chairman of our board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000.

          As described in Note 5, in 2007, we issued 200,000 shares of common stock to our former CEO and current president for services. The shares were valued at $150,000 based on the price of our common stock in recent stock sales.

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

Note 9. Restatement

          Subsequent to issuance of the March 31, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $150,000 of sales and marketing expense and $350,000 of prepaid expense relating to share-based payments of consulting and other expenses and the correction of cut-off and accounting entry errors regarding $155,000 in revenue. The accompanying 2008 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $766,000 and $379,000, respectively, increasing total stockholders’ deficit by approximately $387,000, increasing revenues by approximately $155,000 and decreasing net loss by approximately $4,000, with no impact on net loss per share.

          In addition, subsequent to the issuance of the March 31, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to cut-off of approximately $0.4 million in expenses (previously classified as management fees and currently recorded as prepaid expenses), which together with other errors had the effect of decreasing net loss by approximately $0.2 million, with a decrease of $0.02 in net loss per share.

Note 10. Subsequent Events

          Disclosures with respect to events occurring subsequent to the date of initial issuance of these interim condensed consolidated financial statements in 2008 are included in our December 31, 2008 annual consolidated financial statements included in our December 31, 2008 Annual Report on Form 10-K (our “2008 Annual Financial Statements”) and our March 31, 2009 interim condensed consolidated financial statements included in our March 31, 2009 Quarterly Report on Form 10-Q (our “2009 Interim Financial Statements”). These interim 2008 condensed consolidated financial statements should be read in conjunction with our 2008 Annual Financial Statements, including, but not limited to, Note 10 - Subsequent Events through June 8, 2009, and with our 2009 Interim Financial Statements, including, but not limited to, Note 10 - Subsequent Events through June 15, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

          This Amendment No. 1 to our Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference, if any, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

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

          We generate revenue primarily through sponsorship and advertising fees, brand licensing fees and entry fees paid by the amateur players entering our tournaments. For the three months ended March 31, 2008, 100% of our revenue was derived from our licensing contract with the Custom Group. There was no revenue for the three months ended March 31, 2007. Once we fully implement our online game strategy, management expects revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenue.

Cash Position, Going Concern and Recent Financing Activities

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, we had an accumulated deficit of approximately $6.5 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At March 31, 2008, we had working capital (current assets less current liabilities) of $33,000 and $453,000 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

          We used cash of approximately $113,000 in our operating activities in the first quarter of 2008, compared to $557,000 in the first quarter of 2007. Cash used in operating activities relates primarily to funding net losses and the change in prepaid and other assets, partially offset by non-cash stock-based compensation related to consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

          Our investing activities used cash of approximately $19,000 in the first quarter of 2008 compared to $2,000 in the first quarter of 2007. Changes in cash from investing activities are due to purchases of equipment.

          Our financing activities provided cash of approximately $330,000 in the first quarter of 2008 compared to approximately $360,000 in the first quarter of 2007. Changes in cash from financing activities are due to proceeds from issuance of common stock and warrants.

Recent Financing Activities

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

Going Concern

          In our Annual Report on Form 10-K for the year ended December 31, 2008, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended December 31, 2008 and 2007, which states that we have incurred recurring negative cash flows from operations since inception and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary

          We are dependent on existing cash resources and external sources of financing to meet our working capital needs. Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements. We will therefore be required to seek additional financing to satisfy our working capital requirements. No assurances can be given that such capital will be available to us on acceptable terms, if at all. In addition to equity financing and strategic investments, we may seek additional related party loans. If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our online game, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

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

	Three Months Ended March 31,		Change

	2008 (RESTATED)	2007 (RESTATED)	$	%

Licensing revenue	$597	—	597
Operating expenses
Cost of revenue	32	62	(30)	(48)%
Sales and marketing	304	262	42	16%
General and administrative	469	212	257

Total operating expenses	805	536	269	50%
Loss from operations	(208)	(536)	328	61%
Interest expense	(29)	—	(29)

Net loss	$(237)	$(536)	$299	56%

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

          Restatement. Subsequent to issuance of the March 31, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $150,000 of sales and marketing expense and $350,000 of prepaid expense relating to share-based payments of consulting and other expenses and the correction of cut-off and accounting entry errors regarding $155,000 in revenue. The accompanying 2008 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the result of increasing total assets and total liabilities by approximately $766,000 and $379,000, respectively, increasing total stockholders’ deficit by approximately $387,000, increasing revenues by approximately $155,000 and decreasing net loss by approximately $4,000, with no impact on net loss per share.

          In addition, subsequent to the issuance of the March 31, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to cut-off of approximately $0.4 million in expenses (previously classified as management fees and currently recorded as prepaid expenses), which together with other errors had the effect of decreasing net loss by approximately $0.2 million, with a decrease of $0.02 in net loss per share.

          Revenue. We generate revenue primarily through a combination of (i) the sale of sponsorships and advertising in connection with our tournaments, (ii) the license of our proprietary marks/brands, and (iii) entry fees paid by the players entering our golf tournaments. During 2008, a significant portion of our revenue was derived from a small number of customers. In the three months ended March 31, 2008, the Custom Group (a licensing customer), accounted for 100% of total revenue. In the second quarter of 2009, we terminated this contract due to the Custom Group’s default. There was no revenue recognized during the three months ended March 31, 2007. In 2008 and 2007, 70% and 100%, respectively, of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May.

          Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased slightly in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our inaugural event was held in 2007, which resulted in costs being higher for the tournament.

          Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. Sales and marketing increased slightly in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulting primarily from the inclusion in 2008 of $150,000 of fair value of shares of our common stock issued to a consulting group which provided public relations and promotional services. This was offset by higher sales and marketing expenses in 2007 related to promotional activities related to the inaugural event.

          General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant increase in general and administrative expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted primarily from an overall increase in 2008 as compared to 2007 in consulting fees and salaries paid to administrative personnel in support of tournament operations.

          Interest Expense. In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. During the three months ended March 31, 2008, we recorded interest expense of approximately $29,000 related to this note.

Off-Balance Sheet Arrangements

          As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. As described above in the “Explanatory Note” to this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 and Note 9 to our unaudited consolidated financial statements, our management determined it was necessary to restate our unaudited interim financial statements as of and for the three months ended March 31, 2008 and 2007.

          As stated in our Quarterly Report on Form 10-QSB for the period ended March 31, 2008 as originally filed, our management evaluated, under the supervision and with the participation of our then Chief Executive Officer/Chief Financial Officer (“CEO/CFO”),

the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that initial evaluation, our then CEO/CFO concluded that, as of March 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.

          Subsequent to that evaluation and in connection with the restatement and filing of this amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008, our management, under the supervision and with the participation of our current CEO/CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2008 in light of the need for the restatements reported herein. Under Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), we described the remediation efforts we are undertaking in order to correct the deficiencies in our disclosure controls.

          (b) Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported in Item 9A(T) of the Annual Report, we still had numerous material weaknesses in our internal control over financial reporting as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following sets forth certain information for all securities we sold during the quarter ended March 31, 2008 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

          In February 2008, we issued 200,000 shares of our common stock to a public relations firm as payment for services rendered pursuant to a consulting agreement. This transaction was exempt from registration provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

          The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2009	WORLD SERIES OF GOLF, INC.

	By:	/s/ Joseph F. Martinez

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