Form 10-Q/A
period 2008-06-30
World Series of Golf, Inc.
filed 2009-08-06
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

          As of August 12, 2008, 23,623,999 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q/A

Explanatory Note Regarding Amendment

          We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 originally filed with the U.S. Securities and Exchange Commission on August 14, 2008, to correct the following items:

1.	Part I, Item 1: Financial Statements and Notes to Financial Statements.

2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	Part I, Item 4T: Controls and Procedures.

4.	Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

          As reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 13, 2009, our management determined it was necessary to restate our unaudited interim financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, which were included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

          Subsequent to issuance of the June 30, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $300,000 of sales and marketing expense and prepaid expense of $300,000, accounting errors relating to $141,000 in revenue and other errors, primarily with regard to cut-off related to cost of sales which totaled approximately $725,000. The accompanying 2008 Interim Financial Statements for the three and six months ended June 30, 2008 have been restated to give effect to correction of these and other errors (primarily with regard to cut-off) as well as revision of classification, which together have the result of increasing total assets and total liabilities by approximately $255,000 and $60,000, respectively, increasing total stockholders’ deficit by approximately $315,000, and increasing net loss for the three and six months ended June 30, 2008 by approximately $812,000 and $808,000, respectively, with an increase to net loss per share of approximately $0.04 and $0.05 per share.

          In addition, subsequent to the issuance of the June 30, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to cut-off of approximately $0.4 million in revenue for both the three and six months ended June 30, 2007, errors in cut-off of approximately $1.2 million in production and media expenses, and $0.1 million in write off of previously capitalized signage costs which were determined to have no future benefit, which together with other errors had the effect of increasing net loss for the three and six months ended June 30, 2007 by approximately $1.5 million and $1.3 million, respectively, with an increase of $0.14 and $0.13 in net loss per share, respectively for the three and six month periods.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008 (RESTATED)	December 31, 2007 (RESTATED)

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$122	$255
Accounts receivable	295	—
Prepaid expenses and other assets	536	400

Total current assets	953	655
Equipment, net	30	12

Total assets	$983	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$369	$284
Player deposits	6	52
Note and interest payable to related party	1,019	961
Convertible notes payable, net of discount	285	—
Other current liabilities	410	—

Total current liabilities	2,089	1,297

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized:
21,783,999 and 14,130,000 shares issued and outstanding, respectively	7,965	5,664
Accumulated deficit	(9,071)	(6,294)

Total stockholders’ equity (deficit)	(1,106)	(630)

Total liabilities and stockholders’ equity (deficit)	$983	$667

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008 (RESTATED)	2007 (RESTATED)	2008 (RESTATED)	2007 (RESTATED)

	(in thousands, except share and per share data)
Revenue:
Sponsorship and advertising	$864	$783	$864	$783
Licensing	200	—	797	—
Player entry fees	543	261	543	261

Total revenue	1,607	1,044	2,204	1,044

Operating expenses:
Cost of revenue	2,639	2,880	2,671	2,942
Sales and marketing	612	182	916	444
General and administrative	577	226	1,045	438

Total operating expenses	3,828	3,288	4,632	3,824

Loss from operations	(2,221)	(2,244)	(2,428)	(2,780)

Interest expense	(320)	(23)	(349)	(23)

Net loss	$(2,541)	$(2,267)	$(2,777)	$(2,803)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.12)	$(0.23)	$(0.14)	$(0.30)

Shares used in computing net loss per share — basic and diluted	21,671,252	9,910,606	20,291,889	9,411,556

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount

	(In thousands, except share data)
Balance December 31, 2007 (RESTATED)	14,130,000	$5,664	$(6,294)	$(630)
Recapitalization	6,999,999	—	—	—
Issuance of common stock and warrants for cash, net	304,000	380	—	380
Issuance of common stock for services	350,000	786	—	786
Value of beneficial conversion feature and warrants issued with convertible notes payable	—	1,135	—	1,135
Net loss	—	—	(2,777)	(2,777)

Balance June 30, 2008 (RESTATED)	21,783,999	$7,965	$(9,071)	$(1,106)

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2008 (RESTATED)	2007 (RESTATED)

	(In thousands)
Operating activities:
Net loss	$(2,777)	$(2,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	7
Amortization of debt discount	285	3
Share-based payments of consulting and other expenses	786	573
Changes in assets and liabilities:
Accounts receivable	(295)	(9)
Prepaid expenses and other assets	(136)	(486)
Accounts payable	85	308
Player deposits	(46)	(13)
Accrued interest on related party note payable	58	19
Other current liabilities	410	245

Net cash used in operating activities	(1,627)	(2,156)

Investing activities:
Purchases of property and equipment	(21)	(1)

Net cash used in investing activities	(21)	(1)

Financing activities:
Proceeds from issuance of convertible notes payable and warrants	1,135	—
Proceeds from note payable to related party	—	985
Proceeds from sale of common shares and warrants, net	380	1,070

Net cash provided by financing activities	1,515	2,055

Net decrease in cash and cash equivalents	(133)	(102)
Cash and cash equivalents — beginning of period	255	299

Cash and cash equivalents — end of period	$122	$197

Supplemental disclosure:
Cash paid for interest	$—	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2008 and 2007 (Unaudited)

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

Note 2: Going Concern

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, we had an accumulated deficit of approximately $9.1 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At June 30, 2008, we had a working capital deficit (current assets less current liabilities) of approximately $1.1 million and approximately $122,000 in cash.

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

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

          Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or for any future period.

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

          Financial Instruments—Our financial instruments consist of cash, accounts receivable, accounts payable, other current liabilities, convertible notes payable and note payable to related party. The fair value of financial instruments other than note payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to related party is presently undeterminable due to the related party nature of the obligations.

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 as of January 1, 2008 with respect to our financial assets and liabilities only. At June 30, 2008, we have no financial assets or liabilities subject to fair value measurement.

          Concentration of Credit Risk and Significant Customers — During 2008 and 2007, a significant portion of our revenue was derived from a small number of customers, as follows (as a percentage of total revenue):

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2008	2007	2008	2007

Custom Group, Ltd.	12%	0%	36%	0%
Pocket Kings, Ltd.	18%	0%	13%	0%
The Mirage Casino Hotel	28%	39%	21%	39%
Revlon Consumer Corp.’s Mitchum	0%	18%	0%	18%
Blue Ocean Worldwide	0%	13%	0%	13%
Other	42%	30%	30%	30%

	100%	100%	100%	100%

          Net loss per common share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	June 30,

	2008	2007

Convertible notes	2,096	—
Warrants	1,439	—

Total	3,535	—

          Share-Based Payments—We have granted shares of our common stock and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities. The fair values of shares issued have been based on closing market prices for periods after January 31, 2008 and at prices of recent cash transactions for periods prior. Grants of stock purchase warrants to employees and non-employees are accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and with the Emerging Issues Task Force (“EIFT”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”). To calculate the value of share-based payments, we used the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

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

Note 4. Convertible Notes

          Convertible notes payable at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Note payable to related party	$961	$961
Convertible notes payable due others, net of discount	285	—

Total	$1,246	$961

          Note payable to related party — In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly payments of interest only of $9,606.87 due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible at the sole option of the holder into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. In November 2008, the conversion price was changed to $0.50 per share. Obligations under the second promissory note were collateralized by all of the tangible and intangible assets of the Company. During the three and six months ended June 30, 2008, we recorded interest expense of $29,000 and $58,000, respectively, related to the second promissory note.

          Convertible notes payable due others — In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bear interest at 6% per annum, are unsecured and are repayable on or before October 31, 2008. The notes and related accrued interest were originally convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. The terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrants will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per share of our common stock of $2.05 on May 15, 2008 and of $1.51 on June 9, 2008. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $635,000 and $500,000 in May and June 2008 based on the effective conversion price for purposes of calculating the beneficial conversion feature of $0.328 and $0.399, respectively. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 3%. We recognized interest expense related to the amortization of the discount of $285,000 during the three and six months ended June 30, 2008.

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

          Common Stock Issuances — In February, March and May 2008, we raised net proceeds of approximately $380,000 through the issuance of 304,000 units at $1.25 per unit, with each unit comprised of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.00 per share.

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

          Stock Incentive Plans — In May 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan allowed for awards of qualified and non-qualified stock options for up to 2,000,000 shares of common stock. As of June 30, 2008, no options were granted under the 2007 Plan.

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

          Warrants — We issued warrants in connection with our 2008 private placements and our convertible notes. The following summarizes warrant activity during the six months ended June 30, 2008 (in thousands).

Warrants outstanding, December 31, 2007	—
Warrants issued	1,439
Warrants exercised	—
Warrants expired	—

Warrants outstanding, June 30, 2008	1,439

Weighted average exercise price, June 30, 2008	$1.25

Note 6. Related Party Transactions

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

Note 9. Restatement

          Subsequent to issuance of the June 30, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $300,000 of sales and marketing expense and prepaid expense of $300,000, accounting errors relating to $141,000 in revenue and other errors, primarily with regard to cut-off related to cost of sales which totaled approximately $725,000. The accompanying 2008 Interim Financial Statements for the three and six months ended June 30, 2008 have been restated to give effect to correction of these and other errors (primarily with regard to cut-off) as well as revision of classification, which together have the result of decreasing total assets and increasing total liabilities by approximately $255,000 and $60,000, respectively, increasing total stockholders’ deficit by approximately $315,000, and increasing net loss for the three and six months ended June 30, 2008 by approximately $812,000 and $808,000, respectively, with an increase to net loss per share of approximately $0.04 and $0.05 per share.

          In addition, subsequent to the issuance of the June 30, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to cut-off of approximately $0.4 million in revenue for both the three and six months ended June 30, 2007, errors, of approximately $1.2 million in production and media expenses, and $0.1 million in write off of previously capitalized signage costs which were determined to have no future benefit, which together with other errors had the effect of increasing net loss for the three and six months ended June 30, 2007 by approximately $1.5 million and $1.3 million, respectively, with an increase of $0.14 and $0.13 in net loss per share, respectively for the three and six month periods.

Note 10. Events Subsequent to Date of Initial Issuance of These Interim Condensed Consolidated Financial Statements

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

Cash Position, Going Concern and Recent Financing Activities

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, we had an accumulated deficit of approximately $9.1 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At June 30, 2008, we had a working capital deficit (current assets less current liabilities) of approximately $1.1 million and approximately $122,000 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

          We used cash of approximately $1.6 million in our operating activities in the first half of 2008, compared to $2.2 million in the first half of 2007. Cash used in operating activities relates primarily to funding net losses and the change in prepaid and other assets and accounts receivable, partially offset by the change in accounts payable and other current liabilities, amortization of discount on debt and share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

          Our investing activities used cash of approximately $21,000 in the first half of 2008 compared to $1,000 in the first half of 2007. Changes in cash from investing activities are due to purchases of equipment.

          Our financing activities provided cash of approximately $1.5 million in the first half of 2008 compared to approximately $2.1 million in the first half of 2007. Changes in cash from financing activities are due to proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable and warrants.

Recent Financing Activities

          In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bore interest at 6% per annum and are repayable on or before October 31, 2008. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants with an exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. In September 2008, the conversion price of certain of the convertible notes in an aggregate principal amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of common stock was reduced from $1.05 to $0.50. In December 2008, $900,000 of the convertible notes were converted into common stock at $1.00 per share. The remaining $235,000 convertible notes are currently in default.

          In February, March and May 2008, we raised net proceeds of approximately $380,000 through the issuance of 304,000 units at $1.25 per unit, each unit comprised of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.00 per share. In addition, in October 2008, we issued 120,000 shares of our common stock to a consultant in connection with the offering.

Going Concern

          In our Annual Report on Form 10-K for the year ended December 31, 2008, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended December 31, 2008 and 2007, which states that we have incurred negative cash flows from operations since inception and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2008 (RESTATED)	2007 (RESTATED)	$	%	2008 (RESTATED)	2007 (RESTATED)	$	%

Revenue
Sponsorship and advertising	$864	$783	$81	10%	$864	$783	$81	10%
Licensing	200	—	200		797	—	797
Player entry fees	543	261	282		543	261	282

Total revenue	1,607	1,044	563	54%	2,204	1,044	1,160

Operating expenses
Cost of revenue	2,639	2,880	(241)	(8)%	2,671	2,942	(271)	(9)%
Sales and marketing	612	182	430		916	444	472
General and administrative	577	226	351		1,045	438	607

Total operating expenses	3,828	3,288	540	16%	4,632	3,824	808	21%
Interest expense	(320)	(23)	(297)		(349)	(23)	(326)

Net loss	$(2,541)	$(2,267)	$(274)	(12)%	$(2,777)	$(2,803)	$26	1%

Comparison of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2007

          Restatement. Subsequent to issuance of the June 30, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $300,000 of sales and marketing expense and prepaid expense of $300,000, accounting errors relating to $141,000 in revenue and other errors, primarily with regard to cut-off, related to cost of sales which totaled approximately $725,000. The accompanying 2008 Interim Financial Statements for the three and six months ended June 30, 2008 have been restated to give effect to correction of these and other errors (primarily with regard to cut-off) as well as revision of classification, which together have the result of increasing total assets and total liabilities by approximately $255,000 and $60,000, respectively, increasing total stockholders’ deficit by approximately $315,000, and increasing net loss for the three and six months ended June 30, 2008 by approximately $812,000 and $808,000, respectively, with an increase to net loss per share of approximately $0.04 and $0.05 per share.

          In addition, subsequent to the issuance of the June 30, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to cut-off of approximately $0.4 million in revenue for both the three and six months ended June 30, 2007, errors in cutoff of approximately $1.2 million in production and media expenses, and $0.1 million in write off of previously capitalized signage costs which were determined to have no future benefit, which together with other errors had the effect of increasing net loss for the three and six months ended June 30, 2007 by approximately $1.5 million and $1.3 million, respectively, with an increase of $0.14 and $0.13 in net loss per share, respectively for the three and six month periods.

          Revenue. We generate revenue primarily through a combination of (i) the sale of sponsorships and advertising in connection with our tournaments, (ii) the license of our proprietary marks/brands, and (iii) entry fees paid by the players entering our golf tournaments. During 2008, a significant portion of our revenue was derived from a small number of customers, as follows (as a percentage of total revenue):

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2008	2007	2008	2007

Custom Group, Ltd.	12%	0%	36%	0%
Pocket Kings, Ltd.	18%	0%	13%	0%
The Mirage Casino Hotel	28%	39%	21%	39%
Revlon Consumer Corp.’s Mitchum	0%	18%	0%	18%
Blue Ocean Worldwide	0%	13%	0%	13%
Other	42%	30%	30%	30%

	100%	100%	100%	100%

          In 2008 and 2007, approximately 70% and 100%, respectively, of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May.

          Sponsorship and advertising revenue. Sponsorship and advertising revenue is comprised of in-kind barter and trade revenue and advertising revenue from our sponsors. We record barter and in-kind revenue at gross, and record the related sponsorship expenses to cost of sales when used. Revenue from our sponsorship partners increased in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

          Sponsorship and advertising revenue was primarily comprised of our contracts with The Mirage Casino and Hotel (“the Mirage”) and Pocket Kings, Ltd. During the three and six months ended June 30, 2008, we recognized revenue of approximately

$454,000 related to our sponsorship and advertising package with The Mirage and $295,000 related to our contract with Pocket Kings, Ltd. Sponsorship and advertising revenue in the three and six months ended June 30, 2007 primarily represented the fair value of our sponsorship and advertising package with The Mirage, which we recorded at $405,000, $188,000 for our sponsorship package with Mitchum (through Van Wagner, a sales agent), and $134,000 in additional barter revenue recorded in trade for vendor credits.

          Licensing revenue. During the first half of 2008, we recorded revenue related to our licensing contract with the Custom Group. There was no licensing revenue recorded during 2007.

          Player entry fees revenue. Player entry fees revenue is comprised of the tournament entry fees paid by the amateur players in our live events, which were $10,000 per player for our 2007 and 2008 events. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Revenue from player entry fees increased in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. In 2008, we had 80 playing positions, with 54 players paying the full entry fee and 23 sponsored players. In 2007, the year in which we held our inaugural event, we had 60 players, with 26 players paying the full entry fee and 28 sponsored players.

          Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased slightly in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. Our inaugural event was held in 2007, which resulted in costs being higher for the tournament.

          Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. Sales and marketing increased in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 resulting primarily from the inclusion in the three and six months ended June 30, 2008 of $150,000 and $300,000, respectively, of fair value of shares of our common stock issued to a consulting group which provided public relations and promotional services. This was offset by higher sales and marketing expenses in 2007 related to promotional activities related to the inaugural event.

          General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant increase in general and administrative expenses in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 resulted primarily from an overall increase in 2008 as compared to 2007 in consulting fees and salaries paid to administrative personnel in support of tournament operations.

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

          In January 2008, the note was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During the three and six months ended June 30, 2008, we recorded interest expense of approximately $29,000 and $58,000 related to this note.

          In addition, in the second quarter of 2008, we borrowed an aggregate of $1,135,000 pursuant to convertible promissory notes, bearing interest at 6% per annum, with a discount of $1.1 million that was recorded and is being amortized to interest expense during 2008. We recognized interest expense related to the amortization of the discount of $285,000 during the three and six months ended June 30, 2008.

Off-Balance Sheet Arrangements

          As of June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. As described above in the “Explanatory Note” to this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 and Note 9 to our unaudited consolidated financial statements, our management determined it was necessary to restate our unaudited interim financial statements as of and for the three and six months ended June 30, 2008 and 2007.

          As stated in our Quarterly Report on Form 10-Q for the period ended June 30, 2008 as originally filed, our management evaluated, under the supervision and with the participation of our then Chief Executive Officer/Chief Financial Officer (“CEO/CFO”), the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that initial evaluation, our then CEO/CFO concluded that, as of June 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.

          Subsequent to that evaluation and in connection with the restatement and filing of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, our management, under the supervision and with the participation of our current CEO/CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2008 in light of the need for the restatements reported herein. Under Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), we described the remediation efforts we are undertaking in order to correct the deficiencies in our disclosure controls.

          (b) Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported in Item 9A(T) of the Annual Report, we still had numerous material weaknesses in our internal control over financial reporting as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following sets forth certain information for all securities we sold during the quarter ended June 30, 2008 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

          In May and June 2008, we issued convertible promissory notes to six investors in an aggregate principal amount of $1,135,000. These notes were convertible into shares of common stock at a conversion price of $1.00 per share. The convertible notes provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion price of the convertible notes, subject to certain exceptions. The convertible promissory notes were issued together with warrants to purchase an aggregate of 1,135,000 shares of common stock at an exercise price of $1.05 per share. Copies of the form of Convertible Promissory Note and form of Warrant issued to the investors are filed as Exhibits 10.5 and 10.6, respectively, to our Annual Report on Form 10-K for the year ended December 31, 2008. This offering was exempt from registration provided by Rule 506 promulgated under the Securities Act, and each of the investors was an “accredited investor” as defined in Rule 501promulgated under the Securities Act.

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