Form 10-Q/A
period 2008-09-30
World Series of Golf, Inc.
filed 2009-08-06
CIK 1389879

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

          As of November 12, 2008, 22,109,999 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q/A

Explanatory Note Regarding Amendment

          We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008 to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 originally filed with the U.S. Securities and Exchange Commission on November 13, 2008, to correct the following items:

1.	Part I, Item 1: Financial Statements and Notes to Financial Statements.

2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	Part I, Item 4T: Controls and Procedures.

          As reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 13, 2009, our management determined it was necessary to restate our unaudited interim financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, which were included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

          Subsequent to issuance of the September 30, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $450,000 of sales and marketing expense and prepaid expense of $150,000, accounting errors relating to $236,000 in revenue and other errors, primarily with regard to cut-off related to cost of sales which totaled approximately $758,000. The accompanying 2008 Interim Financial Statements for the three and nine months ended September 30, 2008 have been restated to give effect to correction of these and other errors (primarily with regard to cut-off) as well as revision of classification, which together have the result of decreasing total assets by approximately $780,000 and increasing total liabilities and total stockholders’ deficit by approximately $673,000 and $1.5 million, respectively, and increasing net loss for the three and nine months ended September 30, 2008 by approximately $930,000 and $1.7 million, respectively, with an increase to net loss per share of approximately $0.04 and $0.09 per share, respectively.

          In addition, subsequent to the issuance of the September 30, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to inappropriate revenue recognition of $0.2 million for the three and nine months ended September 30, 2007, inappropriate capitalization of tournament signage of approximately $175,000, net of depreciation expense of approximately $45,000, inappropriate recording of $1.4 million of general and administrative expense relating to share-based compensation, and non-recognition of $800,000 of sales and marketing expense relating to share-based compensation. The accompanying 2007 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the effect of decreasing revenue for the three and nine months ended September 30, 2007 by approximately $520,000 and $126,000, respectively and decreasing net loss for the three and nine months ended September 30, 2007 by approximately $1.8 million and $450,000, respectively, with a decrease of $0.30 and $0.36 in net loss per share, respectively.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008 (RESTATED)	December 31, 2007 (RESTATED)

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$401	$255
Prepaid expenses and other assets	364	400

Total current assets	765	655
Equipment, net	28	12

Total assets	$793	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$531	$284
Player deposits	49	52
Note and interest payable to related party	1,047	961
Convertible notes payable, net of discount	967	—
Other current liabilities	440	—

Total current liabilities	3,034	1,297

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized:
21,783,999 and 14,130,000 shares issued and outstanding, respectively	7,990	5,664
Accumulated deficit	(10,231)	(6,294)

Total stockholders’ equity (deficit)	(2,241)	(630)

Total liabilities and stockholders’ equity (deficit)	$793	$667

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008 (RESTATED)	2007 (RESTATED)	2008 (RESTATED)	2007 (RESTATED)

	(in thousands, except share and per share data)
Revenue:
Sponsorship and advertising	$100	$—	$964	$783
Licensing	95	—	892	—
Player entry fees	—	—	543	261

Total revenue	195	—	2,399	1,044

Operating expenses:
Cost of revenue	27	72	2,698	3,014
Sales and marketing	217	853	1,133	1,297
General and administrative	383	232	1,428	670

Total operating expenses	627	1,157	5,259	4,981

Loss from operations	(432)	(1,157)	(2,860)	(3,937)

Interest expense	(728)	(30)	(1,077)	(53)

Net loss	$(1,160)	$(1,187)	$(3,937)	$(3,990)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.05)	$(0.11)	$(0.19)	$(0.40)

Shares used in computing net loss per share — basic and diluted	21,783,999	11,023,259	20,794,724	9,954,694

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock and Additional Paid-In Capital
				Total Stockholders’ Equity (Deficit)
			Accumulated Deficit
	Shares	Amount

	(In thousands, except share data)
Balance December 31, 2007 (RESTATED)	14,130,000	$5,664	$(6,294)	$(630)
Recapitalization	6,999,999	—	—	—
Issuance of common stock and warrants for cash, net	304,000	380	—	380
Issuance of common stock for services	350,000	786	—	786
Value of beneficial conversion feature and warrants issued with convertible notes payable	—	1,135	—	1,135
Issuance of warrants for services	—	25	—	25
Net loss	—	—	(3,937)	(3,937)

Balance September 30, 2008 (RESTATED)	21,783,999	$7,990	$(10,231)	$(2,241)

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2008 (RESTATED)	2007 (RESTATED)

	(In thousands)
Operating activities:
Net loss	$(3,937)	$(3,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	7
Amortization of debt discount	966	6
Share-based payments of consulting and other expenses	812	1,373
Changes in assets and liabilities:
Accounts receivable	—	(9)
Prepaid expenses and other assets	36	(446)
Accounts payable	247	386
Player deposits	(3)	18
Accrued interest on related party note payable	86	42
Other current liabilities	440	—

Net cash used in operating activities	(1,348)	(2,613)

Investing activities:
Purchases of property and equipment	(21)	(5)

Net cash used in investing activities	(21)	(5)

Financing activities:
Proceeds from issuance of convertible notes payable and warrants	1,135	—
Proceeds from note payable to related party	—	985
Proceeds from sale of common shares and warrants, net	380	1,406

Net cash provided by financing activities	1,515	2,391

Net increase (decrease) in cash and cash equivalents	146	(227)
Cash and cash equivalents — beginning of period	255	299

Cash and cash equivalents — end of period	$401	$72

Supplemental disclosure:
Cash paid for interest	$—	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

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

Note 2: Going Concern

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, we had an accumulated deficit of approximately $10.2 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At September 30, 2008, we had a working capital deficit (current assets less current liabilities) of approximately $2.3 million and approximately $0.4 million in cash.

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

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

          Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or for any future period.

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

          Financial Instruments—Our financial instruments consist of cash, accounts payable, other current liabilities, convertible notes payable and note payable to related party. The fair value of financial instruments other than note payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to related party is presently undeterminable due to the related party nature of the obligations.

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 as of January 1, 2008 with respect to our financial assets and liabilities only. At September 30, 2008, we have no financial assets or liabilities subject to fair value measurement.

          Concentration of Credit Risk and Significant Customers — During 2008 and 2007, a significant portion of our revenue was derived from a small number of customers, as follows (as a percentage of total revenue):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2008	2007	2008	2007

Custom Group, Ltd.	49%	0%	37%	0%
Pocket Kings, Ltd.	51%	0%	17%	0%
The Mirage Casino Hotel	0%	39%	19%	39%
Revlon Consumer Corp.’s Mitchum	0%	18%	0%	18%
Blue Ocean Worldwide	0%	13%	0%	13%
Other	0%	30%	27%	30%

	100%	100%	100%	100%

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

	September 30,

	2008	2007

Convertible notes	2,331	—
Warrants	1,489	—

Total	3,820	—

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

Note 4. Convertible Notes

          Convertible notes payable at September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Note payable to related party	$961	$961
Convertible notes payable due others, net of discount	967	—

Total	$1,928	$961

          Note payable to related party — In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly payments of interest only of $9,606.87 due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible at the sole option of the holder into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. In November 2008, the conversion price was changed to $0.50 per share. Obligations under the second promissory note were collateralized by all of the tangible and intangible assets of the Company. During the three and nine months ended September 30, 2008, we recorded interest expense of approximately $28,000 and $86,000, respectively, related to the second promissory note.

          Convertible notes payable due others — In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bear interest at 6% per annum, are unsecured and are repayable on or before October 31, 2008. The notes and related accrued interest were originally convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. The terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrants will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per share of our common stock of $2.05 on May 15, 2008 and of $1.51 on June 9, 2008. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $635,000 and $500,000 in May and June 2008 based on the effective conversion price for purposes of calculating the beneficial conversion feature of $0.328 and $0.399, respectively. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 3%. We recognized interest expense related to the amortization of the discount of approximately $0.7 million and approximately $1.0 million during the three and nine months ended September 30, 2008.

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

          Stock Incentive Plans — In May 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan allowed for awards of qualified and non-qualified stock options for up to 2,000,000 shares of common stock. As of September 30, 2008, no options were granted under the 2007 Plan.

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

          During 2007, we issued 2.0 million shares for marketing-related services to be provided during 2007 by the Custom Group under an operating agreement. In June 2009, we cancelled 1.2 million shares previously treated as issued to the Custom Group as services were not provided. The value related to the uncancelled shares was $800,000 based on the fair value of our common stock of $1.00 as determined by recent stock sales and is recorded as sales and marketing expense in 2007 in the condensed consolidated financial statements.

          Warrants — We issued warrants in connection with our 2008 private placements and our convertible notes. In September 2008, we issued five-year warrants to purchase 50,000 shares of our common stock at an exercise price of $0.51 per share to an investment capital firm under a placement agency services agreement (for a future offering). The warrants may be net-cash settled (cashless exercised). The warrants were recorded at their fair value of $25,000, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.50, volatility of 400%, risk free rate of 2.28%, expected term of five years, dividend yield of 0.0%. The following summarizes warrant activity during the nine months ended September 30, 2008 (in thousands).

Warrants outstanding, December 31, 2007	—
Warrants issued	1,489
Warrants exercised	—
Warrants expired	—

Warrants outstanding, September 30, 2008	1,489

Weighted average exercise price, September 30, 2008	$1.14

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

Note 9. Restatement

          Subsequent to issuance of the September 30, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $450,000 of sales and marketing expense and prepaid expense of $150,000, accounting errors relating to $236,000 in revenue and other errors, primarily with regard to cut-off related to cost of sales which totaled approximately $758,000. The accompanying 2008 Interim Financial Statements for the three and nine months ended September 30, 2008 have been restated to give effect to correction of these and other errors (primarily with regard to cut-off) as well as revision of classification, which together have the result of decreasing total assets by approximately $780,000 and increasing total liabilities and total stockholders’ deficit by approximately $673,000 and $1.5 million, respectively, and increasing net loss for the three and nine months ended September 30, 2008 by approximately $930,000 and $1.7 million, respectively, with an increase to net loss per share of approximately $0.04 and $0.09 per share, respectively.

          In addition, subsequent to the issuance of the September 30, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to inappropriate revenue recognition of $0.2 million for the three and nine months ended September 30, 2007, inappropriate capitalization of tournament signage of approximately $175,000, net of depreciation expense of approximately $45,000, inappropriate recording of $1.4 million of general and administrative expense relating to share-based compensation, and non-recognition of $800,000 of sales and marketing expense relating to share-based compensation. The accompanying 2007 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the effect of decreasing revenue for the three and nine months ended September 30, 2007 by approximately $520,000 and $126,000, respectively and decreasing net loss for the three and nine months ended September 30, 2007 by approximately $1.8 million and $450,000, respectively, with a decrease of $0.30 and $0.36 in net loss per share, respectively.

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

Cash Position, Going Concern and Recent Financing Activities

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, we had an accumulated deficit of approximately $10.2 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At September 30, 2008, we had a working capital deficit (current assets less current liabilities) of approximately $2.3 million and approximately $0.4 million in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

          We used cash of approximately $1.3 million in our operating activities in the nine months ended September 30, 2008, compared to $2.6 million in the nine months ended September 30, 2007. Cash used in operating activities relates primarily to funding net losses, partially offset by amortization of discount on debt and share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

          Our investing activities used cash of approximately $21,000 in the nine months ended September 30, 2008 compared to $6,000 in the nine months ended September 30, 2007. Changes in cash from investing activities are due to purchases of equipment.

          Our financing activities provided cash of approximately $1.5 million in the nine months ended September 30,2008 compared to approximately $2.4 million in the nine months ended September 30,2007. Changes in cash from financing activities are due to proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable and warrants.

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

Going Concern

          In our Annual Report on Form 10-K for the year ended December 31, 2008, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended December 31, 2008 and 2007, which states that we have incurred negative cash flows from operations since inceptions and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

	2008 (RESTATED)	2007 (RESTATED)	$	%	2008 (RESTATED)	2007 (RESTATED)	$	%

Revenue
Sponsorship and advertising	$100	$—	$100		$964	$783	$181	23%
Licensing	95	—	95		892	—	892
Player entry fees	—	—	—		543	261	282

Total revenue	195	—	195		2,399	1,044	1,355

Operating expenses
Cost of revenue	27	72	(45)	(63)%	2,698	3,014	(316)	(10)%
Sales and marketing	217	853	(636)	(75)%	1,133	1,297	(164)	(13)%
General and administrative	383	232	151	65%	1,428	670	758

Total operating expenses	627	1,157	(530)	(46)%	5,259	4,981	278	6%
Interest expense	(728)	(30)	(698)		(1,077)	(53)	(1,024)

Net loss	$(1,160)	$(1,187)	$27	2%	$(3,937)	$(3,990)	$53	1%

Comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2007

          Restatement. Subsequent to issuance of the September 30, 2008 condensed consolidated financial statements (the “2008 Interim Financial Statements”), our management concluded that it was necessary to restate the 2008 Interim Financial Statements to correct for errors. These errors included non-recognition of $450,000 of sales and marketing expense and prepaid expense of $150,000, accounting errors relating to $236,000 in revenue and other errors, primarily with regard to cut-off related to cost of sales which totaled approximately $758,000. The accompanying 2008 Interim Financial Statements for the three and nine months ended September 30, 2008 have been restated to give effect to correction of these and other errors (primarily with regard to cut-off) as well as revision of classification, which together have the result of decreasing total assets by approximately $780,000 and increasing total liabilities and total stockholders’ deficit by approximately $673,000 and $1.5 million, respectively, and increasing net loss for the three and nine months ended September 30, 2008 by approximately $930,000 and $1.7 million, respectively, with an increase to net loss per share of approximately $0.04 and $0.09 per share, respectively.

          In addition, subsequent to the issuance of the September 30, 2007 condensed consolidated financial statements (the “2007 Interim Financial Statements”), our management concluded that it was necessary to restate the 2007 Interim Financial Statements to correct for errors. These errors were primarily with regard to inappropriate revenue recognition of $0.2 million for the three and nine months ended September 30, 2007, inappropriate capitalization of tournament signage of approximately $175,000, net of depreciation expense of approximately $45,000, inappropriate recording of $1.4 million of general and administrative expense relating to share-

based compensation, and non-recognition of $800,000 of sales and marketing expense relating to share-based compensation. The accompanying 2007 Interim Financial Statements have been restated to give effect to correction of these and other errors, primarily with regard to cut-off, which together have the effect of decreasing revenue for the three and nine months ended September 30, 2007 by approximately $520,000 and $126,000, respectively and decreasing net loss for the three and nine months ended September 30, 2007 by approximately $1.8 million and $450,000, respectively, with a decrease of $0.30 and $0.36 in net loss per share, respectively.

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

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2008	2007	2008	2007

Custom Group, Ltd.	49%	0%	37%	0%
Pocket Kings, Ltd.	51%	0%	17%	0%
The Mirage Casino Hotel	0%	39%	19%	39%
Revlon Consumer Corp.’s Mitchum	0%	18%	0%	18%
Blue Ocean Worldwide	0%	13%	0%	13%
Other	0%	30%	27%	30%

	100%	100%	100%	100%

          In 2008 and 2007, approximately 70% and 100%, respectively, of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May.

          Sponsorship and advertising revenue. Sponsorship and advertising revenue is comprised of in-kind barter and trade revenue and advertising revenue from our sponsors. We record barter and in-kind revenue at gross, and record the related sponsorship expenses to cost of sales when used. Revenue from our sponsorship partners increased in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

          Sponsorship and advertising revenue in the third quarter of 2008 was comprised of the european production rights portion of our contract with Pocket Kings, Ltd. During the nine months ended September 30, 2008, we recognized revenue of approximately $454,000 related to our sponsorship and advertising package with The Mirage Casino and Hotel and $395,000 related to our contract with Pocket Kings, Ltd. Sponsorship and advertising revenue in the three and nine months ended September 30, 2007 primarily represented the fair value of our sponsorship and advertising package with The Mirage, which we recorded at $405,000, $188,000 for our sponsorship package with Mitchum (through Van Wagner, a sales agent), and $134,000 in additional barter revenue recorded in trade for vendor credits.

          Licensing revenue. During the three and nine months ended September 30, 2008, we recorded revenue related to our licensing contract with the Custom Group. There was no licensing revenue recorded during 2007.

          Player entry fees revenue. Player entry fees revenue is comprised of the tournament entry fees paid by the amateur players in our live events, which were $10,000 per player for our 2007 and 2008 events. Revenue related to player entry fees is recorded during the second quarter as the tournament takes place in May. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Revenue from player entry fees increased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In 2008, we had 80 playing positions, with 54 players paying the full entry fee and 23 sponsored players. In 2007, the year in which we held our inaugural event, we had 60 players, with 26 players paying the full entry fee and 28 sponsored players.

          Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased slightly in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Our inaugural event was held in 2007, which resulted in costs being higher for the tournament.

          Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. Sales and marketing decreased in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 due to higher sales and marketing expenses in 2007 related to promotional activities related to the inaugural event and the inclusion during 2007 of $800,000 in non-cash sales and marketing expense related to the fair value of shares of our common stock issued pursuant to the Custom Group agreement. This was partially offset in the current year by the inclusion in the three and nine months ended September 30, 2008 of $150,000 and $450,000, respectively, of fair value of shares of our common stock issued to a consulting group which provided public relations and promotional services.

          General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant increase in general and administrative expenses in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 resulted primarily from an overall increase in 2008 as compared to 2007 in consulting fees and salaries paid to administrative personnel in support of tournament operations.

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

          In January 2008, the note was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During the three and nine months ended September 30, 2008, we recorded interest expense of approximately $28,000 and $86,000 related to this note.

          In addition, in the second quarter of 2008, we borrowed an aggregate of $1,135,000 pursuant to convertible promissory notes, bearing interest at 6% per annum, with a discount of $1.1 million that was recorded and is being amortized to interest expense during 2008. We recognized interest expense related to the amortization of the discount of approximately $0.7 million and approximately $1.0 million during the three and nine months ended September 30, 2008, respectively.

Off-Balance Sheet Arrangements

          As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. As described above in the “Explanatory Note” to this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008 and Note 9 to our unaudited consolidated financial statements, our management determined it was necessary to restate our unaudited interim financial statements as of and for the three and nine months ended September 30, 2008 and 2007.

          As stated in our Quarterly Report on Form 10-QSB for the period ended September 30, 2008 as originally filed, our management evaluated, under the supervision and with the participation of our then Chief Executive Officer/Chief Financial Officer (“CEO/CFO”), the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that initial evaluation, our then CEO/CFO concluded that, as of September 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.

          Subsequent to that evaluation and in connection with the restatement and filing of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008, our management, under the supervision and with the participation of our current CEO/CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2008 in light of the need for the restatements reported herein. Under Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), we described the remediation efforts we are undertaking in order to correct the deficiencies in our disclosure controls.

          (b) Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported in Item 9A(T) of the Annual Report, we still had numerous material weaknesses in our internal control over financial reporting as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses.

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