Form 10-Q
period 2009-06-30
World Series of Golf, Inc.
filed 2009-08-14
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.      Yes ☒      No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐      No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

          As of August 13, 2009, 21,901,561 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$58	$121
Prepaid expenses and other assets	306	206

Total current assets	364	327
Equipment, net	25	27

Total assets	$389	$354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$802	$467
Unearned revenue and player deposits	62	54
Convertible note and interest payable to related party	1,188	1,062
Convertible notes payable	235	235
Fair value liability for price adjustable warrants	33	—
Due to related parties	945	—
Other current liabilities	475	424

Total current liabilities	3,740	2,242

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized: 21,551,561 and 22,803,999 shares issued and outstanding, respectively	8,975	8,890
Accumulated deficit	(12,326)	(10,778)

Total stockholders’ equity (deficit)	(3,351)	(1,888)

Total liabilities and stockholders’ equity (deficit)	$389	$354

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands, except share and per share data)
Revenue:
Sponsorship and advertising	$479	$864	$479	$864
Licensing	—	200	—	797
Player entry fees	790	543	790	543

Total revenue	1,269	1,607	1,269	2,204

Operating expenses:
Cost of revenue	1,456	2,639	1,479	2,671
Sales and marketing	60	612	63	916
General and administrative	747	577	1,098	1,045

Total operating expenses	2,263	3,828	2,640	4,632

Loss from operations	(994)	(2,221)	(1,371)	(2,428)

Other income (expense):
Interest expense	(30)	(320)	(144)	(349)
Change in fair value liability for price adjustable warrants	(22)	—	69	—

Total other income (expense)	(52)	(320)	(75)	(349)

Net loss	$(1,046)	$(2,541)	$(1,446)	$(2,777)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.05)	$(0.12)	$(0.06)	$(0.14)

Shares used in computing net loss per share — basic and diluted	22,419,866	21,671,252	22,610,872	20,291,889

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount

	(In thousands, except share data)
Balance December 31, 2008	22,803,999	$8,890	$(10,778)	$(1,888)
Cumulative effect of change in accounting principle	—	—	(102)	(102)

Balance January 1, 2009	22,803,999	$8,890	$(10,880)	$(1,990)
Warrants issued pursuant to convertible notes due to related party	—	11	—	11
Issuance of shares in settlement of liability	112,500	7	—	7
Cancellation of shares previously issued for services	(1,364,938)	—	—	—
Compensation related to stock options and warrants	—	67	—	67
Net loss	—	—	(1,446)	(1,446)

Balance June 30, 2009	21,551,561	$8,975	$(12,326)	$(3,351)

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2009	2008

	(In thousands)
Operating activities:
Net loss	$(1,446)	$(2,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	3
Amortization of debt discount	11	285
Share-based payments of consulting and other expenses	67	786
Change in fair value liability for price adjustable warrants	(69)	—
Changes in assets and liabilities:
Accounts receivable	—	(295)
Prepaid expenses and other assets	(100)	(136)
Accounts payable	335	85
Player deposits	8	(46)
Accrued interest on related party note payable	126	58
Other current liabilities	58	410

Net cash used in operating activities	(1,006)	(1,627)

Investing activities:
Purchases of property and equipment	(2)	(21)

Net cash used in investing activities	(2)	(21)

Financing activities:
Proceeds from issuance of convertible notes payable and warrants	—	1,135
Proceeds from advances from related parties	945	—
Proceeds from sale of common shares and warrants, net	—	380

Net cash provided by financing activities	945	1,515

Net decrease in cash and cash equivalents	(63)	(133)
Cash and cash equivalents — beginning of period	121	255

Cash and cash equivalents — end of period	$58	$122

Supplemental disclosure:
Cash paid for interest	$—	$—

Non-cash investing and financing activities:
Shares issued in settlement of liability	$7	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2009 and 2008 (Unaudited)

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

Note 2: Going Concern

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, we had an accumulated deficit of approximately $12.3 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At June 30, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $3.4 million and approximately $58,000 in cash.

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

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

          Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or for any future period.

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

          Financial Instruments—Our financial instruments consist of cash, accounts payable, accrued liabilities and other current liabilities, due to related parties and convertible notes payable to a related party and certain investors. The fair value of financial instruments other than convertible notes payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of convertible note and interest payable and due to related parties is presently undeterminable due to the related party nature of the obligations.

          Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. We currently measure and report at fair value the liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

	Balance at June 30, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs

Liabilities:
Fair value liability for price adjustable warrants	$33	—	—	$33

Total financial liabilities at fair value	$33	—	—	$33

          The following table is a roll forward for the six months ended June 30, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$102
Change in fair value included in net loss	(69)

Ending balance at June 30, 2009	$33

          Concentration of Credit Risk and Significant Customers — During 2009 and 2008, a significant portion of our revenue was derived from a small number of customers, as follows (as a percentage of total revenue):

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2009	2008	2009	2008

Custom Group, Ltd.	0%	12%	0%	36%
Pocket Kings, Ltd.	12%	18%	12%	13%
The Mirage Casino Hotel	19%	28%	19%	21%
Other	69%	42%	69%	30%

	100%	100%	100%	100%

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

	June 30,

	2009	2008

Convertible notes	2,770	2,096
Stock options	2,265	—
Warrants	3,229	1,439

Total	8,264	3,535

          Share-Based Payments—We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities. The fair values of shares issued have been based on closing market prices for periods after January 31, 2008 and at prices of recent cash transactions for periods prior. Grants of stock options and stock purchase warrants to employees and non-employees are accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and with the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”). To calculate the value of share-based payments, we used the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

          Recently Issued Accounting Pronouncements —In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) FAS No. 107 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS No. 107 and APB 28-1”), which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. We adopted FSP FAS No. 107 and APB 28-1 in the current quarter.

Note 4. Convertible Notes

          Convertible notes payable at June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Convertible note payable to related party	$1,150	$961
Convertible notes payable due to certain investors	235	235

Total	$1,385	$1,196

          Convertible Note payable to related party — In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly payments of $9,606.87 due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible at the sole option of the holder into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. The conversion price was changed to $0.50 per share in November 2008. Obligations under the second promissory note were collateralized by all of the tangible and intangible assets of our company. During the three and six months ended June 30, 2008, we recorded interest expense of approximately $29,000 and $58,000, respectively, related to the second promissory note.

          In February 2009, the existing obligations under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded interest expense of $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share, exercisable through February 15, 2015. The fair value of the warrants of $11,000 was computed using the Black-Scholes option pricing model with the following assumptions: expected term of 6 years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 2.3%. In the first quarter 2009, we recorded interest expense of $11,000 to fully amortize the discount on the convertible notes payable related to the allocation of value to the warrants. Obligations under the third promissory note are collateralized by all of our tangible and intangible assets, including intellectual property. During the three and six months ended June 30, 2009, we recorded interest expense of approximately $23,000 and $137,000, respectively, related to our obligations under the third promissory note. As of June 30, 2009, we have recorded accrued interest payable of approximately $38,000 related to this convertible note payable to related party.

          Convertible notes payable due to certain investors— In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000 to certain investors in a private placement. The notes bore interest at 6% per annum and are repayable on or before October 31, 2008. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share of $2.05 on May 15, 2008 and of $1.51 on June 9, 2008. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $635,000 and $500,000 in May and June 2008 based on the effective conversion price of $0.328 and $0.399, respectively. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of approximately 3%.

          In September 2008, the conversion price of certain of the convertible notes in an aggregate principal amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of our common stock was reduced from $1.05 to $0.50. On September 4, 2008, the fair value of the company’s stock was $0.50, so the beneficial conversion feature was not reset. We recognized interest expense related to the amortization of the beneficial conversion feature of $285,000 during the three and six months ended June 30, 2008. In addition, we have recorded accrued interest of approximately $59,000 related to the convertible notes, which remain unpaid, as of June 30, 2009.

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

          During 2007, we issued 2.0 million shares of our common stock for marketing-related services to be provided during 2007 by the Custom Group under an operating agreement. In June 2009, we cancelled 1.2 million shares previously treated as issued to the Custom Group as services were not provided. The value related to the uncancelled shares was $800,000 based on the fair value of our common stock of $1.00 per share as determined by recent stock sales and is recorded as sales and marketing expense in 2007 in the consolidated financial statements, and no value was recorded related to the canceled shares as no services were performed.

          Stock Incentive Plans — In May 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). In April 2009, we terminated the 2007 Plan and adopted our 2009 Equity Incentive Plan (“2009 Plan”), which allows for awards of qualified and non-qualified stock options for up to 3,000,000 shares of our common stock.

          At June 30, 2009, options to purchase up to 2,265,000 shares of our common stock were outstanding and 735,000 shares were available for future grants or awards under our 2009 Plan.

          Stock-based Compensation — The following table summarizes stock-based compensation expense (benefit) (in thousands):

	Three Months ended June 30,		Six Months ended June 30,

	2009	2008	2009	2008

Stock-based compensation:
Cost of sales	$12	$—	$12	$—
Sales and marketing	5	—	5	—
General and administrative	50	—	50	—

Total stock-based compensation	$67	$—	$67	$—

          Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to three years, based on the fair value on the grant date. The vesting period is deemed to be the requisite service period. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).

          The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Expected dividend yield	0%	*	0%	*
Risk free interest rate	2.5%	*	2.5%	*
Expected stock volatility	400%	*	400%	*
Expected option life	5.5 years	*	5.5 years	*
Fair value of options granted	$0.09	*	$0.09	*

          Stock Options — Stock options to purchase shares of our common stock are granted under our 2009 Plan to certain employees, at prices at or above the fair market value on the date of grant. In addition, in April 2009, pursuant to a consulting agreement, we granted options to purchase 350,000 shares of our common stock, at an exercise price of $0.02 per share, under the 2009 Plan. The consultant exercised the options in July 2009.

          Option activity was as follows during the six-month period ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding December 31, 2008	—	$—
Options granted	2,265	0.08
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Options cancelled	—	—

Outstanding at June 30, 2009	2,265	$0.08	9.8 years	$4

Exercisable at June 30, 2009	771	$0.05	9.8 years	$4

          As of June 30, 2009, we had approximately $131,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately three years.

          The intrinsic value of stock options outstanding and exercisable at June 30, 2009 is based on the $0.03 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.03 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.03. No options were exercised during the three and six-month periods ended June 30, 2009 and 2008. The total fair value of options that vested during the three and six-month periods ended June 30, 2009 was approximately $64,000. There were no options which vested during the three and six-month periods ended June 30, 2008.

          Non-Employee Option Grants — As discussed above, in April 2009, we granted non-qualified options under our 2009 Plan to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share to a consultant engaged in providing accounting and advisory services to our company. The options were fully vested on the date of grant and have a ten year term. The options were exercised in July 2009.

          Warrants — We issued warrants in connection with our 2008 private placements and our convertible notes. Effective January 1, 2009, we adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $0.1 million, based on a per share price of $0.09 per share at January 1, 2009, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the condensed consolidated statement of operations as other income (expense). At June 30, 2009, the weighted average assumptions used in our Black Scholes calculation were: expected life of 1.90 years, volatility equal to 400%, risk-free rate of 2.5% and dividend rate of 0%. During the three months ended June 30, 2009, the fair value increased approximately $22,000, based on a per share price of our common stock of $0.03 at June 30, 2009, which was recorded as other expense. During the six months ended June 30, 2009, the fair value decreased by approximately $69,000, which was recorded as other income.

          As discussed in Note 6, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 to our Chief Executive Officer (“CEO”). The warrants expire in May 2014. The warrants were recorded at their fair value of $1,500, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.03, volatility of 400%, risk free rate of 2.5%, expected term of five years, dividend yield of 0.0%.

          As discussed in Note 6, pursuant to the terms of his consulting agreement, in June 2009, we granted warrants to the chairman of our board of directors to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants have a three year term. The warrants were recorded at their fair value of approximately $2,000, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.03, volatility of 400%, risk free rate of 2.5%, expected term of three years, dividend yield of 0.0%.

          The following summarizes warrant activity during the six months ended June 30, 2009 (in thousands):

Warrants outstanding, December 31, 2008	1,489
Warrants issued	1,740
Warrants exercised	—
Warrants expired	—

Warrants outstanding, June 30, 2009	3,229

Weighted average exercise price, June 30, 2009	$0.79

Note 6. Related Party Transactions

          As further described in Note 4, in 2007, we borrowed $985,000 from the chairman of our board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000 and subsequently replaced in 2009 by a third promissory note in the principal amount of $1,150,000.

          In February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the consulting agreement become immediately due and payable. In addition, the chairman of our board of directors has advanced us $905,000 during the six months ended June 30, 2009.

          Pursuant to the terms of a consulting agreement, we are obligated to pay aggregate cash consulting fees of $75,000 in consideration for the services our CEO provided to us during the period from January 1, 2009 in his capacity as a consultant until his appointment as an officer of our company on April 21, 2009. To date, such amounts remain unpaid. In addition, our CEO has advanced us $40,000 during the three months ended June 30, 2009.

          In April 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the officer will be entitled to annual base compensation of $240,000. In April 2009, we also issued incentive options under the 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.09 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first month anniversary of the grant date, over a period of three years. The options have a term of ten years.

          As described in Note 5, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 to our CEO. The warrants expire in May 2014.

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

          Consulting Agreements — As discussed in Note 6, in February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the consulting agreement become immediately due and payable.

          Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 9 — Subsequent Events through August 14, 2009

          There were no significant events that have occurred from June 30, 2009 through August 14, 2009, which is the date this Quarterly Report on Form 10-Q was submitted for filing with the SEC.

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

General

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

          We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in each of 2007, 2008 and 2009. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Beginning in the latter part of 2009 with full deployment in the first quarter of 2010, we plan to offer through our website, www.worldseriesofgolf.com, a multi-player, online video game based on our unique method of play and a social network/web community where interested players can communicate with one another.

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

Cash Position, Going Concern and Recent Financing Activities

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, we had an accumulated deficit of approximately $12.3 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At June 30, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $3.4 million and approximately $58,000 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

          We used cash of approximately $1.0 million and $1.6 million in our operating activities in the first half of 2009 and 2008, respectively. Cash used in operating activities relates primarily to funding net losses and the change in prepaid and other assets and accounts receivable, partially offset by the change in accounts payable and other current liabilities and share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

          Our investing activities used cash of approximately $2,000 and $21,000 in the first half of 2009 and 2008, respectively. Changes in cash from investing activities are due to purchases of equipment.

          Our financing activities provided cash of approximately $945,000 and $1.5 million in the first half of 2009 and 2008, respectively. Changes in cash from financing activities are proceeds from related party advances, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable and warrants.

Recent Financing Activities

          In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded interest expense of $78,000 in February 2009. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. The principal amount of the note is convertible into shares of our common stock at a conversion price of $0.50 per share. In addition, in connection with the promissory note, we issued the holder a six-year warrant to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share. Obligations under the promissory note are secured by all of our tangible and intangible assets, including intellectual property.

          In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000. The notes bore interest at 6% per annum and are repayable on or before October 31, 2008. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants with an exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. In September 2008, the conversion price of certain of the convertible notes in an aggregate principal amount of $235,000 was reduced from $1.00 to

$0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of common stock was reduced from $1.05 to $0.50. In December 2008, $900,000 of the convertible notes were converted into common stock at $1.00 per share. The remaining $235,000 convertible notes are currently in default and are classified as current on the accompanying condensed consolidated balance sheet.

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

Going Concern

          In our Annual Report on Form 10-K for the year ended December 31, 2008, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended December 31, 2008 and 2007, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2009	2008	$	%	2009	2008	$	%

Revenue
Sponsorship and advertising	$479	$864	$(385)	(45)%	$479	$864	$(385)	(45)%

Licensing	—	200	(200)	(100)%	—	797	(797)	(100)%

Player entry fees	790	543	247	45%	790	543	247	45%

Total revenue	1,269	1,607	(338)	(21)%	1,269	2,204	(935)	(42)%

Operating expenses
Cost of revenue	1,456	2,639	(1,183)	(45)%	1,479	2,671	(1,192)	(45)%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2009	2008	$	%	2009	2008	$	%

Sales and marketing	60	612	(552)	(90)%	63	916	(853)	(93)%

General and administrative	747	577	170	29%	1,098	1,045	53	5%

Total operating expenses	2,263	3,828	(1,565)	(41)%	2,640	4,632	(1,992)	(43)%

Loss from operations	(994)	(2,221)	1,227	55%	(1,371)	(2,428)	1,057	44%
Interest expense	(30)	(320)	290	91%	(144)	(349)	205	59%
Change in fair value liability for price adjustable warrants	(22)	—	(22)		69	—	69

Net loss	$(1,046)	$(2,541)	$1,495	59%	$(1,446)	$(2,777)	$1,331	48%

Comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008

          Revenue. We generate revenue primarily through a combination of (i) the sale of sponsorships and advertising in connection with our tournaments, (ii) the license of our proprietary marks/brands, and (iii) entry fees paid by the players entering our golf tournaments. During 2009 and 2008, a significant portion of our revenue was derived from a small number of customers, as follows (as a percentage of total revenue):

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2009	2008	2009	2008

Custom Group, Ltd.	0%	12%	0%	36%
Pocket Kings, Ltd.	12%	18%	12%	13%
The Mirage Casino Hotel	19%	28%	19%	21%
Other	69%	42%	69%	30%

	100%	100%	100%	100%

          In 2008, approximately 70% of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May.

          Sponsorship and advertising revenue. Sponsorship and advertising revenue is comprised of in-kind barter and trade revenue and advertising revenue from our sponsors. We record barter and in-kind revenue at gross, and record the related sponsorship expenses to cost of sales when used. Revenue from our sponsorship partners decreased in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

          Sponsorship and advertising revenue in the three and six months ended June 30, 2009 primarily represented the fair value of our sponsorship and advertising package with The Mirage Casino and Hotel (“The Mirage”), which we recorded at $243,600,

$100,000 for the player positions portion of our contract with Pocket Kings, Ltd., recognition of $50,000 in amortization of a $100,000 up-front payment from Pocket Kings, Ltd. in the second quarter of 2009 and $85,000 in additional barter revenue recorded in trade for vendor credits. During the three and six months ended June 30, 2008, we recognized revenue of approximately$454,000 related to our sponsorship and advertising package with The Mirage and $295,000 related to our contract with Pocket Kings, Ltd.

          Licensing revenue. During the first half of 2008, we recorded revenue related to our licensing contract with the Custom Group. In the second quarter 2009, we terminated this contract due to the Custom Group’s default.

          Player entry fees revenue. Player entry fees revenue is comprised of the tournament entry fees paid by the amateur players in our live events, which were $10,000 per player for our 2009 and 2008 events. Revenue related to player entry fees is recorded during the second quarter as the tournament takes place in May. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Revenue from player entry fees increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2008. In 2009, we had 125 playing positions, with 73 players paying the full entry fee and 17 sponsored players. In 2008, we had 80 playing positions, with 54 players paying the full entry fee and 23 sponsored players.

          Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due to our cost reduction efforts.

•	Barter transactions were approximately $329,000 in the three and six months ended June 30, 2009 compared to approximately $531,000 in the three and six months ended June 30, 2008.

•

Player payouts increased to $671,000 in the current three and six month period compared to $580,000 in the prior year comparable periods due to (i) an increase in the prize money awarded to the first and second place finishers in our May 2009 tournament and (ii) an increase in the number of players in our 2009 tournament, which increased the prize money awarded to players advancing into the second and third rounds.

•	Media and production costs were $150,000 in the three and six months ended June 30, 2009 compared to approximately $883,000 in the prior year comparable periods, due to cost reductions.

•	Other event costs, which are primarily comprised of golf course management fees and signage, were $0.3 million in 2009 compared to $0.7 million in 2008.

          Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. Sales and marketing decreased significantly in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due to cost reductions in the current year and the inclusion in the three and six months ended June 30, 2008 of $150,000 and $300,000, respectively, of fair value of shares of our common stock issued to a consulting group which provided public relations and promotional services.

          General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The increase in general and administrative expenses in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 resulted primarily from an overall increase in 2009 as compared to 2008 in consulting fees and salaries paid to administrative personnel in support of tournament operations.

          Interest Expense. In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During the three and six months ended June 30, 2008, we recorded interest expense of approximately $29,000 and $58,000, respectively, related to this note.

          In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded interest expense of $78,000 in February 2009 as a financing fee. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. During the three and six months ended June 30, 2009, we recorded interest expense of approximately $23,000 and $137,000, respectively, related to this note.

          In addition, during the six months ended June 30, 2009 we recorded interest expense of approximately $7,000 related to the $235,000 aggregate principal amount of convertible notes issued to certain investors.

          Change in Fair Value Liability Related to Price Adjustable Warrants. Effective January 1, 2009, we adopted EITF 07-5. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $102,000, based on a per share price of our common stock of $0.09 at January 1, 2009, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended June 30, 2009, the fair value increased approximately $22,000, based on a per share price of our common stock of $0.03 at June 30, 2009, which was recorded as other expense. During the six months ended June 30, 2009, the fair value decreased by approximately $69,000, which was recorded as other income.

Off-Balance Sheet Arrangements

          As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Joseph F. Martinez, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2009, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

          (b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the second fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2009, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following sets forth certain information for all securities we sold during the quarter ended June 30, 2009 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

          In April 2009, we issued to an executive officer and director options to purchase 1,000,000 shares of our common stock at an exercise price of $0.09 per share pursuant to our 2009 Equity Incentive Plan. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

          In July 2009, we issued 350,000 shares of our common stock to a consultant upon the exercise of an option to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share. This transaction was exempt from registration provided by Section 3(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS

          The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	WORLD SERIES OF GOLF, INC.

	By:	/s/ Joseph F. Martinez

Joseph F. Martinez
Chief Executive Officer, Chief Financial
Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.