Form 10-Q
period 2009-09-30
World Series of Golf, Inc.
filed 2009-11-16
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of November 12, 2009, 21,991,561 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$4	$121
Accounts Receivable	95	—
Prepaid expenses and other assets	227	206
Total current assets	326	327
Equipment, net	25	27
Total assets	$351	$354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,095	$467
Unearned revenue and player deposits	62	54
Convertible note and interest payable to related party	1,211	1,062
Convertible notes payable	235	235
Fair value liability for price adjustable warrants	21	—
Due to related parties	1,100	—
Other current liabilities	478	424
Total current liabilities	4,202	2,242
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares
authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par
value; 90,000,000 shares authorized:
22,151,561 and 22,803,999 shares issued and
outstanding, respectively	9,008	8,890
Accumulated deficit	(12,859)	(10,778)
Total stockholders’ equity (deficit)	(3,851)	(1,888)
Total liabilities and stockholders’ equity (deficit)	$351	$354

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Revenue:
Sponsorship and advertising	$195	$100	$674	$964
Licensing	—	95	—	892
Player entry fees	—	—	790	543
Total revenue	195	195	1,464	2,399
Operating expenses:
Cost of revenue	279	27	1,758	2,698
Sales and marketing	—	217	63	1,133
General and administrative	434	383	1,532	1,428
Total operating expenses	713	627	3,353	5,259
Loss from operations	(518)	(432)	(1,889)	(2,860)
Other income (expense):
Interest expense	(27)	(728)	(171)	(1,077)
Change in fair value liability for price
adjustable warrants	12	—	81	—
Total other income (expense)	(15)	(728)	(90)	(1,077)
Net loss	$(533)	$(1,160)	$(1,979)	$(3,937)
Loss per common share — basic and diluted:
Net loss per common share — basic and
diluted	$(0.02)	$(0.05)	$(0.09)	$(0.19)
Shares used in computing net loss per share —
basic and diluted	21,885,257	21,783,999	22,366,342	20,794,724

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2009 (Unaudited)

	Common Stock and Additional			Total
	Paid-In Capital		Accumulated	Stockholders’
	Shares	Amount	Deficit	Equity (Deficit)
	(In thousands, except share data)
Balance December 31, 2008	22,803,999	$8,890	$(10,778)	$(1,888)
Cumulative effect of change in accounting
principle	—	—	(102)	(102)
Balance January 1, 2009	22,803,999	$8,890	$(10,880)	$(1,990)
Warrants issued pursuant to convertible notes due
to related party	—	11	—	11
Shares and warrants issued and issuable for
services	250,000	18	—	18
Issuance of shares in settlement of liability	112,500	7	—	7
Cancellation of shares previously issued for
services	(1,364,938)	—	—	—
Compensation related to stock options and
warrants	—	75	—	75
Options exercised in exchange for accounts
payable	350,000	7	—	7
Net loss	—	—	(1,979)	(1,979)
Balance September 30, 2009	22,151,561	$9,008	$(12,859)	$(3,851)

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2009
	(In thousands)
Operating activities:
Net loss	$(1,979)	$(3,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	5
Amortization of debt discount	11	966
Share-based payments of consulting and other expenses	107	812
Change in fair value liability for price adjustable warrants	(81)	—
Changes in assets and liabilities:
Accounts receivable	(95)	—
Prepaid expenses and other assets	(21)	36
Accounts payable	628	247
Player deposits	8	(3)
Accrued interest on related party note payable	149	86
Due to related parties	265	—
Other current liabilities	54	440
Net cash used in operating activities	(949)	(1,348)
Investing activities:
Purchases of property and equipment	(3)	(21)
Net cash used in investing activities	(3)	(21)
Financing activities:
Proceeds from issuance of convertible notes payable and warrants	—	1,135
Proceeds from advances from related parties	835	—
Proceeds from sale of common shares and warrants, net	—	380
Net cash provided by financing activities	835	1,515
Net increase (decrease) in cash and cash equivalents	(117)	146
Cash and cash equivalents — beginning of period	121	255
Cash and cash equivalents — end of period	$4	$401
Supplemental disclosure:
Cash paid for interest	$—	$—
Non-cash investing and financing activities:
Options exercised in exchange for settlement of accounts payable	$7	$—
Shares issued in settlement of liability	$7	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

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

Note 2: Going Concern

      We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, we had an accumulated deficit of approximately $12.9 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At September 30, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $3.9 million and approximately $4,000 in cash.

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

     To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of tournaments; (ii) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (iii) continuing the development of the online game; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

      Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or for any future period.

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

      Financial Instruments—Our financial instruments consist of cash, accounts payable, accrued liabilities and other current liabilities, due to related parties and convertible notes payable to a related party and certain investors. The fair value of financial instruments other than due to related parties and convertible notes payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of convertible note and interest payable to related party and due to related parties is presently undeterminable due to the related party nature of the obligations.

      We currently measure and report at fair value the liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Level 1	Level 2	Level 3
	Balance at	Quoted prices in	Significant other	Significant
	September 30,	active markets for	observable	unobservable
	2009	identical assets	inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$21	—	—	$21
Total financial liabilities at fair value	$21	—	—	$21

      The following table is a roll forward for the nine months ended September 30, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$102
Change in fair value included in net loss	(81)
Ending balance at September 30, 2009	$21

     Concentration of Credit Risk and Significant Customers — During 2009 and 2008, a significant portion of our revenue was derived from a small number of customers, as follows (as a percentage of total revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Custom Group, Ltd.	0%	49%	0%	37%
Pocket Kings, Ltd.	100%	51%	24%	17%
The Mirage Casino Hotel	0%	0%	17%	19%
Other	0%	0%	59%	27%
	100%	100%	100%	100%

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

	September 30,
	2009	2008
Convertible notes	2,770	2,331
Stock options	1,585	—
Warrants	3,429	1,489
Total	7,784	3,820

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

     Recently Issued Accounting Standards—In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on our accounting). Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We intend to adopt this authoritative guidance on January 1, 2010 and believe adoption of this new guidance will not have a material effect on our financial statements.

Note 4. Convertible Notes

Convertible notes payable at September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Note payable to related party	$1,150	$961
Convertible notes payable due others	235	235
Total	$1,385	$1,196

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

     In February 2009, the existing obligations under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded interest expense of $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 15, 2015. The fair value of the warrants of $11,000 was computed using the Black-Scholes option pricing model with the following assumptions: expected term of 6 years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 2.3% . In the first quarter 2009, we recorded interest expense of $11,000 to fully amortize the discount on the convertible notes payable related to the allocation of value to the warrants. Obligations under the third promissory note are collateralized by all of our tangible and intangible assets, including intellectual property. During the three and nine months ended September 30, 2009, we recorded interest expense of approximately $23,000 and $160,000, respectively, related to our obligations under the convertible note payable to related party. As of September 30, 2009, we have recorded accrued interest payable of approximately $61,000 related to this convertible note payable to related party.

     Convertible notes payable due to certain investors— In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000 to certain investors. The notes bore interest at 6% per annum and are repayable on or before October 31, 2008. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share of $2.05 on May 15, 2008 and $1.51 on June 9, 2008. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $635,000 and $500,000 in May and June 2008 based on the effective conversion price of $0.328 and $0.399, respectively. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of approximately 3%.

     In September 2008, the conversion price of certain of the convertible notes in an aggregate amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of our common stock was reduced from $1.05 to $0.50. On September 4, 2008, the fair value of the company’s stock was $0.50, so the beneficial conversion feature was not reset. We recognized interest expense related to the amortization of the beneficial conversion feature of $0.7 million and $1.0 million during the three and nine months ended September 30, 2008. In addition, we have recorded accrued interest of approximately $62,000 related to the convertible notes, which remain unpaid, as of September 30, 2009.

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

      We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions and accordingly are accounted for as equity.

      In May 2009, we issued 112,500 shares of our common stock to a consultant in settlement of a disputed contract. The fair value of the shares of $7,000 was included in accrued expenses at December 31, 2008.

      In July 2009 we entered into an agreement with Seahawk Capital Partners, Inc. for investor relations and capital raising services. In connection with this agreement, 50,000 shares of our common stock were issuable at each of July 15, 2009 and August 15, 2009 and 150,000 shares of our common stock were issuable at September 15, 2009. We valued the shares issuable to Seahawk

Capital Partners, Inc. under the agreement at the closing market prices of our common stock at each of those dates and recorded the expense as general and administrative expense. Under the terms of this agreement, an additional 150,000 shares are issuable on the 15th of every month through January 2010 along with monthly cash fees of $10,000, unless the agreement is cancelled by us upon 60 days notice.

      During 2007, we issued 2.0 million shares of our common stock for marketing-related services to be provided during 2007 by the Custom Group under an operating agreement. In June 2009, we cancelled 1.2 million shares previously treated as issued to the Custom Group as services were not provided. The value related to the uncancelled shares was $800,000 based on the fair value of our common stock of $1.00 per share as determined by recent stock sales and is recorded as sales and marketing expense in 2007 in the consolidated financial statements, and no value was recorded related to the cancelled shares as no services were performed.

      Stock Incentive Plans — In May 2008, our stockholders adopted and approved our 2007 Stock Option Plan (the “2007 Plan”). In April 2009, we terminated the 2007 Plan and adopted our 2009 Equity Incentive Plan (“2009 Plan”), which allows for awards of qualified and non-qualified stock options for up to 3,000,000 shares of our common stock. In August 2009, our board of directors approved the adoption of our Amended and Restated 2009 Equity Incentive Plan (the “Amended 2009 Plan”). Our board of directors amended the 2009 Plan to increase the number of shares issuable under the 2009 Plan to 4,000,000 shares of our common stock.

      At September 30, 2009, options to purchase up to 1,585,000 shares of our common stock were outstanding and 2,415,000 shares were available for future grants or awards under our Amended 2009 Plan.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended			Nine Months ended
	September 30,			September 30,
	2009		2008	2009	2008
Stock-based compensation:
Cost of sales	$		$—	$12	$—
Sales and marketing			—	5	—
General and administrative		8	—	58	—
Total stock-based compensation		$8	$—	$75	$—

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

      The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected dividend yield	*	*	0%	*
Risk free interest rate	*	*	2.5%	*
Expected stock volatility	*	*	71%	*
Expected option life	*	*	5.5 years	*
Fair value of options granted	*	*	$0.09	*

* There were no option grants during the three months ended September 30, 2009 or 2008, or the nine months ended September 30, 2008.

      Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plan to certain employees and consultants, at prices at or above the fair market value on the date of grant.

     Option activity was as follows during the nine-month period ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)			(in thousands)
Outstanding December 31, 2008	—	$—
Options granted	2,265	0.08
Options exercised	(350)	0.02
Options expired	—	—
Options forfeited	(330)	0.08
Options cancelled	—	—
Outstanding at September 30, 2009	1,585	$0.08	9.6 years	$—
Exercisable at September 30, 2009	415	$0.08	9.6 years	$—

      As of September 30, 2009, we had approximately $95,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately two and three quarter years.

      The intrinsic value of stock options outstanding and exercisable at September 30, 2009 is based on the $0.02 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.02 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.02. The total fair value of options that vested during the three and nine-month periods ended September 30, 2009, net of forfeitures, was approximately $8,000 and $72,000, respectively. There were no options which vested during the three and nine-month periods ended September 30, 2008.

     As further discussed in Note 9, pursuant to an employment agreement dated October 6, 2009 with our Vice President of Broadcast Operations, John Daly, we granted Mr. Daly options to purchase up to 500,000 shares of our common stock, at an exercise price of $0.02 per share. The options vest monthly in equal installments over a 36- month period and expire 10 years after the grant date. The grant was made pursuant to the standard form of grant agreement under our Amended 2009 Plan.

      Non-Employee Grants — In April 2009, we granted non-qualified options under our 2009 Plan to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share to a consultant engaged in providing accounting and advisory services to our company. The options were fully vested on the date of grant and have a ten year term. The options were exercised in July 2009.

     Warrants — We issued warrants in connection with our 2008 private placements and our convertible notes. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of the authoritative guidance related to warrants with down-round protection resulted in a cumulative effect of change in accounting principle of approximately $0.1 million, based on a per share price of $0.09 per share at January 1, 2009, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the condensed consolidated statement of operations as other income (expense). At September 30, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 1.65 years, volatility equal to 400%, risk-free rate of 0.4% and dividend rate of 0%. During the three months ended September 30, 2009, the fair value decreased approximately $12,000, based on a per share price of our common stock of $0.02 at September 30, 2009, which was recorded as other income. During the nine months ended September 30, 2009, the fair value decreased by approximately $81,000, which was recorded as other income.

      As discussed in Note 6, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 to our Chief Executive Officer (“CEO”). The warrants expire in May 2014. The warrants were recorded to expense in 2009 at their fair value of $1,500, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.03, volatility of 400%, risk free rate of 2.5%, expected term of five years, dividend yield of 0.0% .

      As discussed in Note 6, pursuant to the terms of his consulting agreement, in June 2009, we granted warrants to the chairman of our board of directors to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants have a three year term. During the nine months ended September 30, 2009, we recorded expense of approximately $2,000 related to the fair value of the warrants, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.03, volatility of 400%, risk free rate of 3.0%, expected term of three years, dividend yield of 0.0% .

      In August 2009, we issued five-year warrants to certain consulting or service providers to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.50 per share. The warrants vested immediately. The warrants were recorded to expense in 2009 at their fair value of approximately $10,000, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.05 (closing price on date of board approval), volatility of 400%, risk free rate of 2.3%, expected term of 5.0 years, dividend yield of 0.0% .

      The following summarizes warrant activity during the nine months ended September 30, 2009 (in thousands):

Warrants outstanding, December 31, 2008	1,489
Warrants issued	1,940
Warrants exercised	—
Warrants expired	—
Warrants outstanding, September 30, 2009	3,429
Weighted average exercise price, September 30, 2009	$0.77

Note 6. Related Party Transactions

      As further described in Note 4, in 2007, we borrowed $985,000 from the chairman of our board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000 and subsequently replaced in 2009 by a third promissory note in the principal amount of $1,150,000.

      In February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest in 1/36 monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants have a three year term. Upon a change of control of our company, all obligations under the consulting agreement become immediately due and payable. The amounts due under the consulting agreement of $135,000, along with advances totaling $865,000, are included in due to related parties on the accompanying balance sheets at September 30, 2009.

      In April 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the officer will be entitled to annual base compensation of $240,000. To date, amounts due under the employment agreement, which total $100,000, remain unpaid and are included in due to related parties on the accompanying condensed consolidated balance sheet at September 30, 2009. In April 2009, we also issued incentive options under the 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.09 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

      As described in Note 5, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 to our CEO as additional compensation for services he provided as a consultant before his appointment as an officer of our company. The warrants expire in May 2014.

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

     Severance Agreement – In August 2009, we entered into a severance agreement with our former President, pursuant to which we will pay him severance of $112,500, comprised of a cash payment of $12,500 upon completion of a financing or series of financings totaling at least $1.0 million, additional seven monthly cash payments of $10,000 each, and a final payment on the seventh month of $30,000, after we have consummated a financing or series of financings of at least $2.0 million. We believe it is reasonably possible we will pay the full $112,500, but no amounts have been accrued as of September 30, 2009.

     Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 9 — Subsequent Events through November 16, 2009 (the date these financial statements were issued)

     Effective as of October 6, 2009, our board of directors appointed Mr. John Daly as our Vice President of Broadcast Operations. We also entered into an employment agreement (the “Daly Agreement”) with Mr. Daly, pursuant to which Mr. Daly will serve as our Vice President of Broadcast Operations for a term beginning on October 6, 2009 (the “Effective Date”) and ending at any time upon termination by either party. Pursuant to the Daly Agreement, Mr. Daly will be entitled to annual base compensation of $180,000. Mr. Daly’s base salary shall accrue monthly, on the first business day of each calendar month, beginning on the Effective Date and payment of all or any portion of base salary shall be deferred by the Company until consummation of our sale of 10% convertible secured promissory notes, convertible into shares of our common stock, par value $0.001 per share, for aggregate proceeds of at least $5,000,000. Mr. Daly is also eligible to receive a target annual bonus of $50,000, with the actual amount to be determined by our board of directors. Pursuant to the Daly Agreement, we granted Mr. Daly options to purchase up to 500,000 shares of our common stock, at an exercise price of $0.02 per share. The options vest monthly in equal installments over a 36- month period, beginning the first month after the Effective Date, and expire 10 years after the grant date. The grant was made pursuant to the standard form of grant agreement under our 2009 Equity Incentive Plan.

     On October 30, 2009, we entered into a letter agreement (the “Compass Agreement”) with Compass Entertainment LLC, a diversified entertainment production company based in Las Vegas, Nevada (“Compass”). Pursuant to the Compass Agreement, we granted to Compass an exclusive, worldwide license to produce and distribute the television content we generate from our annual World Series of Golf amateur golf tournament and from a series of live regional or “satellite” amateur golf tournaments that Compass will organize, promote and produce on our behalf. Compass is required to secure national television broadcasting for the programming content derived from our tournaments. Compass will pay all of the costs incurred to stage the live satellite tournaments and all costs to produce and distribute the television programming derived from each our tournaments. We also granted Compass the right to represent us for ninety days, subject to an additional ninety day extension period, in the promotion and commercialization of previously recorded programming derived from our past annual tournaments. Under the Compass Agreement, Compass will pay us the following amounts in consideration of the rights granted under the agreement: (i) 30% of the net aggregate player entry fees for each tournament staged by Compass, such amount to be calculated after deduction of all production costs and expenses incurred by Compass relating to such tournament, payable once annually following our annual championship tournament and (ii) 15% of all gross advertising and sponsorship revenue received in connection with the tournaments. The Compass Agreement has a term of five years and can be renewed annually by Compass for up to an additional five years.

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

Recent Developments

Management Changes

     R. Terry Leiweke – Effective as of September 6, 2009, Mr. R. Terry Leiweke resigned from his position as a director and as President. In connection with his resignation, we entered into a severance agreement with Mr. Leiweke, pursuant to which we will pay him severance of $112,500, comprised of a cash payment of $12,500 upon completion of a financing or series of financings totaling at least $1.0 million, additional seven monthly cash payments of $10,000 each, and a final payment on the seventh month of $30,000, after we have consummated a financing or series of financings of at least $2.0 million.

     Joseph F. Martinez – Effective as of September 6, 2009, our board of directors appointed Mr. Joseph F. Martinez, our current Chief Executive Officer and a member of our board of directors, as the new President. Mr. Martinez will not receive any additional compensation for serving as President.

     John Daly – As previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on October 7, 2009, effective as of October 6, 2009, our board of directors appointed Mr. John Daly as our Vice President of

Broadcast Operations. We also entered into an employment agreement (the “Daly Agreement”) with Mr. Daly, pursuant to which Mr. Daly will serve as our Vice President of Broadcast Operations for a term beginning on October 6, 2009 (the “Effective Date”) and ending at any time upon termination by either party. Pursuant to the Daly Agreement, Mr. Daly will be entitled to annual base compensation of $180,000. Mr. Daly’s base salary shall accrue monthly, on the first business day of each calendar month, beginning on the Effective Date and payment of all or any portion of base salary shall be deferred by the Company until consummation of our sale of 10% convertible secured promissory notes, convertible into shares of our common stock, par value $0.001 per share, for aggregate proceeds of at least $5,000,000. Mr. Daly is also eligible to receive a target annual bonus of $50,000, with the actual amount to be determined by our board of directors. Pursuant to the Daly Agreement, we granted Mr. Daly options to purchase up to 500,000 shares of our common stock, at an exercise price of $0.02 per share. The options vest monthly in equal installments over a thirty-six (36) month period, beginning the first month after the Effective Date, and expire ten (10) years after the grant date. The grant was made pursuant to the standard form of grant agreement under our 2009 Equity Incentive Plan.

Compass Agreement

     As previously reported in our Current Report on Form 8-K, filed with the SEC on November 5, 2009, on October 30, 2009, we entered into a letter agreement (the “Compass Agreement”) with Compass Entertainment LLC, a diversified entertainment production company based in Las Vegas, Nevada (“Compass”). Pursuant to the Compass Agreement, we granted to Compass an exclusive, worldwide license to produce and distribute the television content we generate from our annual World Series of Golf amateur golf tournament and from a series of live regional or “satellite” amateur golf tournaments that Compass will organize, promote and produce on our behalf. Compass is required to secure national television broadcasting for the programming content derived from our tournaments. Compass will pay all of the costs incurred to stage the live satellite tournaments and all costs to produce and distribute the television programming derived from each our tournaments. We also granted Compass the right to represent us for ninety days, subject to an additional ninety day extension period, in the promotion and commercialization of previously recorded programming derived from our past annual tournaments. Under the Compass Agreement, Compass will pay us the following amounts in consideration of the rights granted under the agreement: (i) 30% of the net aggregate player entry fees for each tournament staged by Compass, such amount to be calculated after deduction of all production costs and expenses incurred by Compass relating to such tournament, payable once annually following our annual championship tournament and (ii) 15% of all gross advertising and sponsorship revenue received in connection with the tournaments. The Compass Agreement has a term of five years and can be renewed annually by Compass for up to an additional five years.

Cash Position, Going Concern and Recent Financing Activities

     We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, we had an accumulated deficit of approximately $12.9 million, negative cash flows from operations and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At September 30, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $3.9 million and approximately $4,000 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

     We used cash of approximately $0.9 million and $1.3 million in our operating activities in the nine months ended September 30, 2009 and 2008, respectively. Cash used in operating activities relates primarily to funding net losses and the change in prepaid and other assets and accounts receivable, partially offset by the change in accounts payable and other current liabilities and share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

     Our investing activities used cash of approximately $3,000 and $21,000 in the nine months ended September 30, 2009 and 2008, respectively. Changes in cash from investing activities are due to purchases of equipment.

     Our financing activities provided cash of approximately $0.8 million and $1.5 million in the nine months ended September 30, 2009 and 2008, respectively. Changes in cash from financing activities are proceeds from related party advances, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable and warrants.

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

     To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of tournaments; (ii) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (iii) continuing the development of the online game; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Consolidated Results of Operations

      Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Revenue
Sponsorship and advertising	$195	$100	$95	95%	$674	$964	$(290)	(30)%

Licensing	—	95	(95)	(100)%	—	892	(892)	(100)%

Player entry fees	—	—	—	%	790	543	247	45%

Total revenue	195	195	—	—%	1,464	2,399	(935)	(39)%

Operating expenses
Cost of revenue	279	27	252		1,758	2,698	(940)	(35)%

Sales and marketing	—	217	(217)	(100)%	63	1,133	(1,070)	(94)%

General and administrative	434	383	51	13%	1,532	1,428	104	7%

Total operating expenses	713	627	86	14%	3,353	5,259	(1,906)	(36)%

Loss from operations
Interest expense	(518)	(432)	(86)	(20)%	(1,889)	(2,860)	971	34%

Change in fair value liability
for price adjustable warrants	(27)	(728)	701	96%	(171)	(1,077)	906	84%

Net loss	12	—	12		81	—	81

	$(533)	$(1,160)	$627	54%	$(1,979)	$(3,937)	$1,958	50%

Comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Custom Group, Ltd.	0%	49%	0%	37%
Pocket Kings, Ltd.	100%	51%	24%	17%
The Mirage Casino Hotel	0%	0%	17%	19%
Other	0%	0%	59%	27%
	100%	100%	100%	100%

     In 2009 and 2008, approximately 87% and 67% of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May.

     Sponsorship and advertising revenue. Sponsorship and advertising revenue is comprised of in-kind barter and trade revenue and advertising revenue from our sponsors. We record barter and in-kind revenue at gross, and record the related sponsorship expenses to cost of sales when used. Revenue from our sponsorship partners remained consistent in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Sponsorship and advertising revenue during the third quarter 2009 was comprised of revenue related to our contract with Pocket Kings, Ltd. and related to the airing of our 13-week series on WGN-America. In the prior year period, we recognized revenue related to our Pocket Kings, Ltd. contract related to our European contract rights. In the current year period, we have not yet obtained a network sponsor to air our series in Europe. Once we obtain a European network to air our series, we expect to recognize additional revenue related to the Pocket Kings, Ltd. contract.

     Sponsorship and advertising revenue in the nine months ended September 30, 2009 primarily represented the fair value of our sponsorship and advertising package with The Mirage Casino and Hotel (“The Mirage”), which we recorded at $243,600, $100,000 for the player positions portion of our contract with Pocket Kings, Ltd., recognition of $50,000 in amortization of a $100,000 up-front payment from Pocket Kings, Ltd. in the first nine months of 2009, as well as $195,000 for airing the series on WGN-America, and $85,000 in additional barter revenue recorded in trade for vendor credits. During the nine months ended September 30, 2008, we recognized revenue of approximately $454,000 related to our sponsorship and advertising package with The Mirage and $395,000 related to our contract with Pocket Kings, Ltd.

     Licensing revenue. During the first nine months of 2008, we recorded revenue related to our licensing contract with the Custom Group. In the second quarter 2009, we terminated this contract due to the Custom Group’s default.

     Player entry fees revenue. Player entry fees revenue is comprised of the tournament entry fees paid by the amateur players in our live events, which were $10,000 per player for our 2009 and 2008 events. Revenue related to player entry fees is recorded during the second quarter as the tournament takes place in May. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Revenue from player entry fees increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2009. In 2009, we had 125 playing positions, with 73 players paying the full entry fee and 17 sponsored players. In 2008, we had 80 playing positions, with 54 players paying the full entry fee and 23 sponsored players.

     Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue increased in the three months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 due to the timing of media and production costs incurred related to the airing of our 13-week series on WGN-America in the current year versus the prior year, in which the series aired on NBC and Sentanta (internationally). Cost of revenue decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to our cost reduction efforts.

  Barter transactions were approximately $329,000 in the nine months ended September 30, 2009 compared to approximately $531,000 nine months ended September 30, 2008.

  Player payouts increased to $671,000 in the current nine month period compared to $580,000 in the prior year comparable period, due to the increase in the number of players.

  Media and production costs were $275,000 and $425,000 in the three and nine months ended September 30, 2009, respectively, compared to nil and approximately $883,000 in the prior year comparable periods, due to timing (as discussed above) and cost reductions in the current year.

  Other event costs, which are primarily comprised of golf course management fees and signage, were $0.3 million in 2009 compared to $0.7 million in 2008.

     Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. Sales and marketing decreased significantly in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 due to cost reductions in the current year and the inclusion in the three and nine months ended September 30, 2008 of $150,000 and $450,000, respectively, of fair value of shares of our common stock issued to a consulting group which provided public relations and promotional services.

     General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The increase in general and administrative expenses in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 resulted primarily from an overall increase in 2009 as compared to 2008 in consulting fees and salaries paid to administrative personnel in support of tournament operations.

     Interest Expense. In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During the three and nine months ended September 30, 2008, we recorded interest expense of approximately $28,000and $86,000, respectively, related to this note.

     In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded interest expense of $78,000 in February 2009 as a financing fee. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. During the three and nine months ended September 30, 2009, we recorded interest expense of approximately $23,000 and $160,000, respectively, related to this note.

     In addition, during the nine months ended September 30, 2009 we recorded interest expense of approximately $11,000 related to the $235,000 aggregate principal amount of convertible notes issued to certain investors.

     Change in Fair Value Liability Related to Price Adjustable Warrants. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of the authoritative guidance related to warrants with down-round protection resulted in a cumulative effect of change in accounting principle of approximately $102,000, based on a per share price of our common stock of $0.09 at January 1, 2009, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended September 30, 2009, the fair value decreased approximately $12,000, based on a per share price of our common stock of $0.02 at September 30, 2009, which was recorded as other income. During the nine months ended September 30, 2009, the fair value decreased by approximately $81,000, which was recorded as other income.

Off-Balance Sheet Arrangements

     As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

     (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Joseph F. Martinez, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2009, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

     (b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the third fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2009, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following sets forth certain information for all securities we sold during the quarter ended September 30, 2009 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

     On September 1, 2009, we issued warrants to purchase an aggregate of 200,000 shares of our common stock to professional and other service provides at an exercise price of $0.50 per share in payment for services provided. Such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

     On October 1, 2009, we issued 250,000 shares of our common stock to a consulting firm for services rendered. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended September 30, 2009.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009	WORLD SERIES OF GOLF, INC.

	By:	/s/ Joseph F. Martinez
Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.