Form 10-K
period 2009-12-31
World Series of Golf, Inc.
filed 2010-04-15
CIK 1389879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

Commission File No. 333-140685

World Series of Golf, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0719383 (I.R.S. Employer Identification No.)

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

On March 31, 2010, 22,151,561 shares of the registrant’s common stock were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $428,900 as of June 30, 2009. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

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

Since we began operating our current line of business in 2006, we have held three three-day World Series of Golf tournaments in Las Vegas, Nevada, during the month of May in each of 2007, 2008 and 2009. Our third tournament took place from May 12-14, 2009 at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada. We anticipate holding a series of tournaments at satellite locations and are contemplating a tournament in Las Vegas in 2010, although as of the date of this filing, these plans are tentative based on additional funding, as well as venue availability such as golf courses and hotel accommodations and transportation logistics. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints we have delayed the launch of our multi-player online video game that we are building with our partner, The World Golf Tour, operator of www.wgt.com. We plan to offer through our website, www.worldseriesofgolf.com, a multi-player online video game which we intend to launch during the fourth quarter of 2010, assuming we can obtain sufficient capital to complete development of the game. The multi-player online video game is based on our unique method of play and is tied into a social network/web community where interested players can not only play the online version of The World Series of Golf but will also be able to communicate with each other, share information and buy related products online.

We generate revenue primarily through entry fees paid by the amateur players entering our tournaments and advertising and sponsorship fees. In the prior year, we recognized revenue under a brand licensing agreement with the Custom Group, which we have terminated. For the years ended December 31, 2009 and 2008, approximately 53% and 22% were derived from player entry fees, approximately 47% and 40% of our revenues were derived from sponsorships and advertising arrangements, and approximately 0% and 38% were derived from our licensing contract with the Custom Group . We anticipate that, once we fully implement our online game strategy, revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

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

Events/Tournaments

Since we began operating our current line of business in 2006, we have held three annual three-day World Series of Golf tournaments in Las Vegas, Nevada, during the month of May in each of 2007, 2008 and 2009. Each year the number of players in our event has increased. In our 2007, 2008 and 2009 events, we had 60, 80 and 125 amateur golfers, respectively, who competed for a total of $530,000, $580,000 and $720,000 in cash prizes, respectively. Each player paid a $10,000 entry fee to enter the tournament, except for certain players whose fee was waived pursuant to various sponsorship or other agreements. The 2007 and 2008 events were televised and broadcasted by major television networks (NBC and CBS, respectively) as two-hour television shows. The 2009 event was broadcasted domestically on the WGN America network as a thirteen week, one hour episodic television series, with an additional thirteen weeks of repeats.

Our third tournament took place, from May 12 to May 14, 2009, at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada, an international golf destination with three 18 hole professional golf courses. We acquired exclusive rights to utilize all golf courses and other facilities at the resort for our tournament, including 5,000 square feet of hospitality space. For the 2009 event, we arranged or provided training of tournament personnel, hardware, software, signage, training and maintenance support, whereas in 2007 and 2008, we retained the services of an event management firm to provide such services. Approximately 70% of the players in the 2009 event were repeat players from our prior tournaments.

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

Echo Entertainment, Inc., a full-service production company, produced thirteen one-hour episodes in high definition television based on our 2009 tournament which were provided in ready-to-air format for broadcasting on WGN America. Echo Entertainment produced all of the on-course and in-hotel remote coverage and delivered the finished programming to WGN America. Echo Entertainment also produced the content based on our 2008 tournament.

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

Domestic Telecasts. For our 2009 World Series of Golf tournament, we licensed production of the event to WGN Continental Broadcasting Company, a Tribune Entertainment company and the owner and operator of WGN America, a domestic television network that reaches approximately 72 million households, whereby it broadcast on WGN America a 13-week episodic television series based on our 2009 World Series of Golf tournament.

WGN America broadcast our programming for thirteen consecutive weeks beginning in July 2009 on Sundays at 11a.m. with a rebroadcast on Saturdays at 1p.m. We granted WGN America the right to extend our agreement to cover any similar events in 2010 and 2011. Due to a change in programming direction where WGN is moving away from their previous sports focus and moving to comedy programming, we are in discussion with several other television networks to carry the next series of tournaments that we will broadcast in the future.

WGN America had the right to incorporate four billboards into the episodes and retained one-half of the commercial minutes for each episode. We had the right to sell the remaining commercial minutes to advertisers. We also have the right to reformat the 2009 tournament and rebroadcast in partnership with other networks. Additional terms of the agreement provided that WGN America will serve as a sponsor of our 2009 World Series of Golf tournament. See “Sponsorships” herein.

In 2008, our two one-hour television shows were broadcast on CBS.

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

We licensed our 2009 World Series of Golf tournament production to Setanta, a leading international sports broadcaster with operations in Great Britain, Ireland, Luxembourg, Canada and Australia and which owns and operates premium sports TV channels that are made available to customers on a subscription basis via satellite, cable, digital, broadband and mobile distribution, for telecast outside the U.S. in Setanta coverage areas including Great Britain, Scotland, Ireland, the DISH Network and DirectTV. Under the license, we provided thirteen one-hour episodes in ready-to-air format for broadcasting on Setanta Sports beginning in September 2009. We retained the rights to place all advertising during the airing of the telecast. In connection with a change in the ownership structure of Setanta in July 2009, our planned international broadcast of our tournament did not occur and we did not receive any revenue related to the international programming rights.

We licensed our 2008 tournament production to Setanta Sports. Our production initially aired on the Setanta Golf channel and later on the Setanta Sports 1 channel. The telecast included a thirty minute preview show explaining the rules of the games and four one-hour episodes covering the 2008 event. All episodes aired in prime time (Thursday evenings) and generated over 125 hours of content on the network (an initial airing plus at least five rebroadcasts).

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

Sponsorships. In connection with our live tournaments, our telecasts and our website, we grant or sell sponsorships to interested advertisers pursuant to which the advertiser’s products or services may be identified as an “official” product or service provider of the World Series of Golf and we grant “naming rights” that entitle one such advertiser to be the sole sponsor of the live tournament. Sponsorships are an important part of our business strategy as they allow us to partner with complementary service providers to bring greater awareness to our products and services. Sponsorships also allow us to acquire necessary products and services at little or no cost (in the case of in-kind sponsorships) and generate additional revenue. Some of our 2009 event sponsors included:

•	WGN America – Under our agreement with WGN Broadcast Company, the WGN America network was referred to as the “Official Broadcast Partner of the World Series of Golf” for our 2009 tournament.
•

The Mirage Casino Hotel – The Mirage, a 3,323 room hotel and casino resort located in Las Vegas, Nevada, is the “Official Hotel and Casino of the World Series of Golf.” Under our sponsorship agreement, The Mirage provided us with hotel accommodations, preferred guest room rates, convention space and catering, an opening night draw party for 350 persons, tournament event space and closing night awards mixer. The Mirage has been one of our sponsors since our inaugural tournament. In 2009 and 2008, we recognized revenue and related cost of sales of approximately $243,600 and $454,000, respectively, related to our agreement with The Mirage.

•

FullTiltPoker.net – Under an agreement with Pocket Kings, Ltd., the developer and operator of FullTiltPoker.net, the second largest poker website in the U.S., our 2009 World Series of Golf tournament was referred to as the “FullTiltPoker.net World Series of Golf”. We also provided other signage display rights at the event and incorporated the FullTiltPoker.net logo and other graphics into our television broadcasts. According to the terms of our agreement, Pocket Kings, Ltd. pays us a sponsorship package fee which includes additional amounts for certain entitlements such as player entry fees and other rights in connection with our European broadcasts. We also granted Pocket Kings, Ltd. a right of first refusal to sponsor future events. In 2008, we recognized revenue of $395,000 related to our agreement with Pocket Kings, Ltd. Our 2009 agreement with Pocket Kings, Ltd. was for $495,000, of which we recognized $370,000 during 2009, $25,000 is in deferred revenue as of December 31, 2009 as it related to an up-front payment, and the remaining $100,000 was not received and will not be recognized as it related to European broadcasting rights which did not occur as discussed above.

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

Internet TV. During the second half of 2010, we plan to launch a highly-interactive online web-TV site. We plan to model our Internet TV site on an exclusive country club and to offer visitors a merchandise mart, screening rooms, game rooms, a practice area, a pro shop and a golf inventor’s gallery. We believe that such a site will enhance our customers’ experience and provide a social networking opportunity for members.

Brand Licensing

We seek to generate additional revenue from the World Series of Golf brand in the U.S. and worldwide by pursuing the license of our name, logo and other proprietary marks for use with products and services that we wish to be associated with. We have only recently begun our licensing program. In September 2007, we licensed the World Series of Golf name and logo to the Custom Group of the United Kingdom, in exchange for license fees of approximately $931,000 which we received and recognized as revenue in 2008. We terminated this agreement in 2009 due to the Custom Group’s default.

Growth Strategy

Management’s objective is to build a global brand for World Series of Golf and our unique method of play by providing an integrated offering of “real world,” live events, broadcast coverage and a high-quality online gaming experience and a strong web community. The key elements of our growth strategy include the following:

•	Identifying and securing long-term broadcasting partners for the domestic and international distribution of our production content;
•	Securing high-quality sponsorships from advertisers offering strategic advantages and having products and services that are complementary to our business;
•

Building awareness of, and increasing interest in, our game through an comprehensive marketing program consisting of strategic alliances, sponsorships, online advertising and traditional media advertising;

•	Producing additional media content derived from our existing and future live, “land-based” events for broadcasting on various media;
•	Continuing to develop, improve and protect our technology and intellectual property assets, such as our website, our proposed online game and Internet broadcast network and our trademarks;
•	Expanding our live, “land-based” tournaments into other markets, nationally and internationally, by developing qualifying tournaments that culminate in a final, season-ending tournament; and
•	Hiring additional managerial, technical and administrative personnel to support our planned growth.

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

Seasonality

In 2009 and 2008, we earned approximately 85% and 70%, respectively, of our annual revenues during the second quarter of the year due to the fact that we have held our tournaments during the month of May. Participants in our tournaments typically register online at our website and pay their entry fee during the first or second quarter of the year. In addition, we recognize sponsorship and advertising revenue when we provide the advertising, which is in connection with the tournament, or when we utilize the in-kind services or products, which are typically utilized in connection with the tournaments, such as player gifts and hotel rooms. We expect this trend to continue until such time as we successfully expand the number of tournaments we offer in other locations throughout the year or increase the revenues we generate from other sources, such as broadcast license fees and merchandise sales.

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

Gaming. Due to the scoring elements of our method of play (which resemble poker wagering), we also operate in a small segment of the larger gaming industry, which is a $70 billion dollar industry in the U.S. according to the American Gaming Association. The uniqueness of our game, which involves skill and gaming elements similar to poker, make industry segmentation and comparisons difficult. However, we believe that a fraction of customers of gaming facilities, of which there are more than 40 million, according to the Las Vegas Visitor and Convention Authority, represent potential customers for our tournaments and our other planned product offerings. These potential customers may include, without limitation, participants in sports wagering, in which individuals place bets against each other in relation to sporting events, which had revenues of approximately $17 billion in North America during 2008.

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

Employees

As of December 31, 2009, we had two employees, Joseph F. Martinez, our chief executive officer, and John Daly, our Vice President of Tournament Operations. All of our other employees were on furlough as of December 31, 2009, as we lacked sufficient working capital and cash from operations to continue to pay salaries. We believe our relations with our employees are good.

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

ITEM 2. – PROPERTIES

We do not own any real property. Our corporate offices at 10161 Park Run Dr., Suite 150, in Las Vegas, Nevada are leased from Plaza Offices LLC (formerly Ideawide LLC) on a month-to-month basis.

In 2008 and 2009, we held our golf tournaments at the Las Vegas Paiute Golf Resort. For each three-day tournament, we secured exclusive use of the resort’s golf courses and other facilities. In 2009, we purchased the right to use the resort’s three golf courses for approximately $56,000.

We also previously leased residential property in Las Vegas, Nevada for use by management personnel at a cost of $2,500 per month, on a month-to-month basis. We terminated this lease effective June 30, 2009.

We have granted a security interest in all of our assets to The Slitz Family Trust, of which Mr. John Slitz, Jr., our Chairman, is the trustee, as security for our payment of amounts due to the trust under an outstanding promissory note.

ITEM 3. – LEGAL PROCEEDINGS

As of December 31, 2009, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol WSGF. Our common stock was previously quoted on the Pink OTC Markets, Inc. under the symbol “WSGF”.

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

	High	Low

2008
First Quarter	$1.60	$1.60
Second Quarter	$1.20	$1.10
Third Quarter	$0.22	$0.22
Fourth Quarter	$0.08	$0.08
2009
First Quarter	$0.09	$0.01
Second Quarter	$0.15	$0.01
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.05	$0.01

On March 31, 2010 the closing price of our common stock on the OTC Bulletin Board was $0.01 per share.

Holders of Our Common Stock

At March 31, 2010, there were approximately 126 holders of record of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

During our fiscal years ended December 31, 2009 and 2008, we did not pay any dividends on any class of common equity. We do not anticipate that we will pay any cash dividends on our outstanding common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis of our financial condition and results of operations is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Report.

This Item is organized as follows:

•	The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.
•	The section entitled “Recent Developments” describes certain significant recent financing agreements, management changes and other agreements.
•	“Critical Accounting Policies and Estimates and Recent Accounting Pronouncements” discusses our most critical accounting policies and new accounting standards.
•

“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

•	“Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.
•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2009.

In addition, Item 9A(T) “Controls and Procedures” contains management’s assessment of our internal controls over financial reporting as of December 31, 2009.

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

We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in each of 2007, 2008 and 2009. We anticipate holding a series of tournaments at satellite locations and are contemplating a tournament in Las Vegas in 2010, although as of the date of this filing, these plans are tentative based on additional funding, as well as venue availability such as golf courses and hotel accommodations and transportation logistics. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints we have delayed the launch of our multi-player online video game that we are building with our partner, The World Golf Tour, operator of www.wgt.com. We plan to offer through our website, www.worldseriesofgolf.com, a multi-player online video game which we intend to launch during the fourth quarter of 2010. The multi-player online video game is based on our unique method of play and is tied into a social network/web community where interested players can not only play the online version of The World Series of Golf but will also be able to communicate with each other, share information and buy related products online.

We generate revenue primarily through entry fees paid by the amateur players entering our tournaments and advertising and sponsorship fees. In the prior year, we recognized revenue under a brand licensing agreement with the Custom Group, which we have terminated. For the years ended December 31, 2009 and 2008, approximately 53% and 22% of our revenues were derived from player entry fees, approximately 47% and 40% were derived from sponsorships and advertising arrangements, and approximately 0% and 38% were derived from our licensing contract with the Custom Group . We anticipate that, once we fully implement our online game strategy, revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

Recent Developments

Green Life, Inc. Agreement

On April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”) for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010.

In connection with the purchase agreement, we executed a Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock which will be filed with the Secretary of State of Nevada (“Certificate of Designation”). Under the Certificate of Designation, at any time after September 1, 2010, the Preferred Shares are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of our common stock for the five (5) consecutive trading days prior to conversion. The Certificate of Designation provides that the Preferred Shares shall vote together with the common stock and have 51% of the voting power. It also contains certain approval rights of the holders of the Preferred Shares which require us to obtain the consent of at least 75% of the outstanding Preferred Shares before taking certain corporate actions such as a merger, payment of dividends, making certain capital expenditures and the like.

The convertible debenture has a stated interest rate of 8% and is due on April 13, 2011, unless earlier converted. The debenture (principal or interest, any portion thereof) is convertible either at the holder’s or our option at a price equal to 50% of the closing price of our common stock on the date of conversion. The note contains a blocker provision which restricts Green Life’s conversion of the note to the extent that the conversion would result in Green Life beneficially owning more than 4.9% of our outstanding common stock.

Pursuant to a registration rights agreement with Green Life also executed on April 13, 2010, we are required to file a registration statement with the Securities and Exchange Commission for the resale of our common stock underlying the convertible Preferred Stock and convertible debenture.

On April 13, 2010, we also entered into an exchange agreement with Green Life whereby we agreed to exchange an outstanding convertible promissory note in the principal amount of $200,000 previously issued to Green Life for a new convertible debenture in the same form as the debenture described above. We are obligated to register the conversion shares for resale.

In connection with the transactions above, John F. Slitz, our Secretary and Chairman of the Board agreed to sell $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000.

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

Joseph F. Martinez – Effective as of September 6, 2009, our board of directors appointed Mr. Joseph F. Martinez, our current Chief Executive Officer and a member of our board of directors, as the new President. Mr. Martinez does not receive any additional compensation for serving as President.

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

World Golf Tour Agreement

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

The WGT Agreement provides that WGT will retain all right, title and interest in and to the intellectual property rights of the online WGT game, the golf course visuals, and any content provided by WGT, all software and technology, derivative works, embellishments, modifications and translations thereof, except for unique aspects, features and functionality created specifically for the WSGO Game. We retain all right, title and interest in and to the intellectual property rights to the World Series of Golf format, WSGO trademarks and content, and the WSGO website URL name. Furthermore, WSGO grants WGT a worldwide, limited, non-exclusive license to use, reproduce, adapt, incorporate, integrate, and display the World Series of Golf format and the WSGO trademarks in connection with the WSGO Game, and to provide links from the WGT website to the WSGO Game. Conversely, WGT grants WSGO a worldwide, limited, non-exclusive license to use, reproduce, display, and publicly perform the WSGO Game visuals in advertising and in any television broadcasts of live golf tournament events sponsored by WSGO, WGT or their affiliates. The WGT Agreement contemplates that WGT will create a hyperlink directly from its website to the WSGO Game. WSGO will create a hyperlink from its website to the WGT game site. During 2009, there were an aggregate of $25,000 in fees incurred under this agreement, which has been placed on hold due to our funding constraints.

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

We recognize revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement either upon completion of the tournament or publication or airing of the advertising. Upfront non-refundable payments, where we are providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions in which we receive goods or services in exchange for sponsorships of tournaments are recorded at fair value. Barter transactions accounted for approximately $329,000 and $531,000 of total revenue for the years ended December 31, 2009 and 2008, respectively.

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

Income taxes

We account for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

We have identified our federal tax return as our “major” tax jurisdiction, as defined. The periods subject to examination for our federal income tax returns are the tax years ended in 2006 and thereafter, since we have net operating loss carryforwards for tax years starting in 2006. We do not believe any reserves for uncertain income tax positions are required. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Share-Based Payments

We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities. The fair values of shares issued have been based on closing market prices of our common stock. We use the Black-Scholes option-pricing model as our method of valuation for share-based awards. Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. We use the simplified method for estimating expected term for all of our grants of option awards, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to three years (deemed the requisite service period), based on the fair value of such share-based awards on the grant date.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have impact on our accounting). Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material effect on our financial statements.

Consolidated Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Years Ended December 31,		Change

	2009	2008	$	%

Revenue
Sponsor and advertising	$699	$964	$(265)	(27)%
Licensing	—	931	931	(100)%
Player entry fees	790	543	247	45%

Total revenue	1,489	2,438	(949)	(39)%
Operating expenses
Cost of revenue	1,770	2,715	(945)	(35)%
Sales and marketing	67	1,300	(1,233)	(95)%
General and administrative	1,791	1,633	158	10%

Total operating expenses	3,628	5,648	(2,020)	(36)%
Loss from operations	(2,139)	(3,210)	1,071	33%
Interest expense, including amortization of debt discount of $11 and $1,135 in 2009 and 2008	(199)	(1,274)	1,075	84%
Change in fair value of derivative liability for price adjustable warrants	92	—

Net loss	$(2,246)	$(4,484)	$2,238	50%

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenue. We generate revenue primarily through a combination of (i) entry fees paid by the players entering our golf tournaments, (ii) the sale of sponsorships and advertising in connection with our tournaments, and (iii) the license of our proprietary marks/brands. During 2009 and 2008, a significant portion of our revenue was derived from a small number of customers. In 2009, Pocket Kings, Ltd. (operator of FullTiltPoker.net) accounted for approximately 25% of total revenue and The Mirage accounted for approximately 16% of total revenue. In 2008, the Custom Group (a licensing customer), accounted for approximately 38% of total revenue, Pocket Kings, Ltd. accounted for approximately 16% of total revenue and The Mirage accounted for approximately 19% of total revenue. Total revenue decreased by $949,000, or approximately 39% in 2009 as compared to 2008, due primarily to a significant decrease in licensing revenue and, to a lesser degree, decreased sponsorship and advertising revenue, partially offset by increased player fees revenue. We expect revenue to continue to decrease in 2010.

Sponsorship and advertising revenue. Sponsorship and advertising revenue is comprised of in-kind barter and trade revenue and advertising revenue from our sponsors, primarily The Mirage and Pocket Kings, Ltd. We record barter and in-kind revenue at gross, and record the related sponsorship expenses to cost of sales when used. Revenue from our sponsorship partners decreased in the year ended December 31, 2009 compared to the year ended December 31, 2008.

Sponsorship and advertising revenue declined in 2009 due primarily to the fact that our contract with The Mirage for 2009 was valued at approximately $263,400 or approximately 42% less than the value we recorded during the year ended December 31, 2008. Competition in the travel and entertainment industry as well as the general economic downturn placed downward pressure on our sponsorship and advertising packages and this trend continued throughout 2009. During the year ended December 31, 2009, we also recognized $100,000 for the player positions portion of our contract with Pocket Kings Ltd., $195,000 for airing the series on WGN-America and $75,000 in amortization of a $100,000 up-front payment from Pocket Kings, Ltd, as well as $85,000 in additional barter revenue recorded in trade for vendor credits. During the year ended December 31, 2008, we recognized revenue of approximately $454,000 related to our sponsorship and advertising package with The Mirage and $395,000 related to our contract with Pocket Kings, Ltd.

Licensing revenue. During 2008, we recorded revenue related to our licensing contract with the Custom Group. There was no licensing revenue recorded during 2009. In the second quarter 2009, we terminated this contract due to the Custom Group’s default. We do not expect to record licensing revenue during 2010.

Player entry fees revenue. Player entry fees revenue is comprised of the tournament entry fees paid by the amateur players in our live events, which were $10,000 per player for our 2009 and 2008 events. We record player entry fees revenue on a net basis, in that we do not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Revenue from player entry fees increased in the year ended December 31, 2009 compared to the year ended December 31, 2008. In 2009, we had 125 playing positions, with 74 players paying the full entry fee and 17 sponsored players. In 2008, we had 80 playing positions, with 54 players paying the full entry fee and 23 sponsored players.

Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased in the year ended December 31, 2009 compared to the year ended December 31, 2008, due primarily to the reduction in barter transactions and our cost reduction efforts.

•

Barter transactions included in cost of sales totaled approximately $329,000 for the year ended December 31, 2009 compared to $531,000 for the year ended December 31, 2008 due to factors discussed above.

•	Player payouts increased to $671,000 in 2009 compared to $580,000 in 2008 due to an increase in the number of players.
•	Media and production costs were approximately $425,000 in 2009 compared to $883,000 in 2008 due to our cost reduction efforts.
•

Other event costs, which are primarily comprised of golf course management fees and tournament signage, were approximately $0.3 million in 2009 compared to $0.7 million for 2008 due to our cost reduction efforts.

Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. The 95% decrease in sales and marketing expense in the year ended December 31, 2009 compared to the year ended December 31, 2008 resulted primarily from the inclusion in 2008 of shares of our common stock valued at $600,000, issued in 2008 to a consulting group which provided public relations and promotional services and cost reductions in the current year. We expect sales and marketing expenses to remain consistent in future periods.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 10% increase in general and administrative expenses in the year ended December 31, 2009 compared to December 31, 2008 resulted primarily from increased consulting and personnel expenses related to accounting and management personnel hired in the first and second quarters of 2009.

Interest Expense. In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note in the principal amount of $961,000, bearing interest at a rate of 12% per annum. This new note was due on January 1, 2009. During 2008, we recorded interest expense of approximately $115,000 related to this note.

In February 2009, the existing obligations under our promissory note with the chairman of our board of directors were replaced by another promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded $78,000 in February 2009 as a financing fee. The new note, as amended and restated in May 2009, is payable within five days after the demand of the holder, and bears interest at 8% per annum. During the year ended December 31, 2009, we recorded interest expense of approximately $183,000 related to this note.

In 2008, we borrowed an aggregate of $1,135,000 pursuant to convertible promissory notes. The convertible notes bear interest at 6% per annum and were due, if not previously converted into shares of common stock, on October 31, 2008. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than the fair value per share of our common stock of at issuance. We recognized interest expense related to amortization of the beneficial conversion feature of $1,135,000 during the year ended December 31, 2008. Two of the notes, in an aggregate principal amount of $900,000, were converted into shares of common stock in December 2008. The remaining notes, in the aggregate principal amount of $235,000, are still outstanding and are classified as current on the accompanying consolidated balance sheets. During the year ended December 31, 2009, we recorded interest expense of $16,000 related to these notes.

Liquidity, Capital Resources and Going Concern

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, we had an accumulated deficit of approximately $13.1 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of $4.1 million and approximately $1,000 in cash. Our operating expenses will consume a material amount of our cash resources.

We are still in the early stages of executing our business strategy. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments. On April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”) for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010. If management deems necessary, we might also seek additional loans from related parties. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

Discussion of Cash Flows

We used cash of approximately $1.0 million in our operating activities in 2009 compared with $1.6 million in 2008. Cash used in operating activities relates primarily to funding net losses, partially offset by non-cash expenses related to share-based payments for services and depreciation. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately $3,000 in 2009 compared to $22,000 in 2008. Changes in cash from investing activities are due primarily to purchases of equipment.

Our financing activities provided cash of approximately $915,000 in 2009 compared to $1.5 million in 2008. In 2009, changes in cash from financing activities related to advances from the chairman of our board of directors. In 2008, changes in cash from financing activities were primarily due to issuance of common stock and warrants and proceeds of convertible notes payable and notes payable to related party.

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

Going Concern

Our independent registered public accounting firm has added an explanatory paragraph in its report relating to our consolidated financial statements for the year ended December 31, 2009, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c) Management Report on Internal Control. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO/CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Management’s Assessment

Management has determined that, as of the December 31, 2009 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2009, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls. As of December 31, 2009, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework. The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness. We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls. We also had failed to implement processes to ensure periodic monitoring of our internal control activities. As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•

Remediation. In April 2009, we hired Mr. Joseph Martinez as our new CEO and retained independent public accounting consultants to advise our company on improving internal controls and procedures. We also recently retained a consultant on financial operations who provides guidance on the coordination and operational aspects of finance, planning and pricing of products. In addition, we recently retained new legal counsel to advise on disclosure requirements and new independent registered public accountants to audit our financial statements. Under the guidance of our new CEO and new legal and financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained. In the second quarter of 2009, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting. In the fourth quarter of 2009, we were forced to suspend these efforts due to funding constraints.

•	Timing. We anticipate completing our remediation efforts during the third quarter of 2010, assuming we can obtain sufficient financing to allow us to implement our plans.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives. The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•

Remediation. As discussed above, we recently hired a new CEO and retained independent public accounting consultants and a consultant on financial operations to assist the company in meeting its control objects.

•	Timing. We anticipate completing our remediation efforts during the third quarter of 2010, assuming we can obtain sufficient financing to allow us to implement our plans.

Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions. The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

•

Remediation. As discussed above, we retained (i) independent public accounting consultants and (ii) a consultant on financial operations who provides guidance on the coordination and operational aspects of our business, to assist our finance and accounting reporting functions.

•	Timing. We anticipate completing our remediation efforts during the third quarter of 2010, assuming we can obtain sufficient financing to allow us to implement our plans.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel. Due primarily to the lack of human resources in our accounting and finance department during 2008 and 2009, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

•	All journal entries;
•	Periodic reconciliations of sub ledgers, balance sheet and income statement accounts;
•	Payroll and employee benefit related processing and accounting;
•	Processes related to the invoicing of customers and the processing of credits to customers;
•	Processes related to the purchasing of and the payment for goods and services received;
•	Accrual of expenses;
•	Documents supporting the monthly, quarterly and annual general ledger closing process; and
•	Periodic financial reporting.

As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

•

Remediation. In the second quarter of 2009, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2009, these efforts were not complete or sufficiently integrated into our existing control environment.

•	Timing. We anticipate completing our remediation efforts during the third quarter of 2010, assuming we can obtain sufficient financing to allow us to implement our plans.

Deficiencies pertaining to the lack of controls or ineffectively designed controls. We noted that there are an insufficient number of effectively designed controls or there are ineffectively designed controls to ensure that:

•

All revenue transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger;

•

All sponsor-related transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger; and

•	All revenue transactions are properly authorized before entry into the general ledger.

As a result, adjustments to our revenue and sponsor-related accounts and financial statements could occur.

•

Remediation. Beginning in May 2009, we focused our remediation efforts with respect to these deficiencies on designing systems for tracking, reporting and recording revenue generating transactions and associated sponsor-related obligations.

•	Timing. We anticipate completing our remediation efforts during the third quarter of 2010, assuming we can obtain sufficient financing to allow us to implement our plans.

Deficiencies in our general computer controls relating to financially significant applications and business processes, including application level design and documentation deficiencies. We identified design and documentation deficiencies in our general computer controls including:

•	Insufficient password management and unauthorized sharing of passwords;
•	Insufficient physical access controls that could allow unauthorized access to our general computer controls; and
•	Insufficient formal documentation to support system usage and maintenance.

As a result, errors in our financial statements that have not been prevented or detected by our information technology and general computer controls could occur.

•

Remediation. In May of 2009, we began to implement controls for managing security and physical access to systems, data and applications that support financial reporting, as well as an access policy and controls that include a periodic review by management of access privileges.

•	Timing. We anticipate completing our remediation efforts during the third quarter of 2010, assuming we can obtain sufficient financing to allow us to implement our plans.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2009. We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above. Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended December 31, 2009.

•

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

•

Timing. Due to lack of financial resources, management was unable to fully implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above. We expect to complete the testing of effectiveness in 2010.

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

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs. Management estimates that these costs will aggregate approximately $25,000 for the year ended December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages as of March 31, 2010 of each of our executive officers and directors:

Name	Age	Position

Joseph F. Martinez	60	Chief Executive Officer, Chief Financial Officer, Treasurer and Director
John F. Slitz, Jr.	60	Secretary and Chairman of the Board
John Daly	54	Vice President of Broadcast Operations

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

John F. Slitz, Jr. has served as our Chairman of the board of directors since February 2008, the time of our acquisition of World Series of Golf, Inc., the privately held Nevada corporation we acquired on February 1, 2008 (“WSG-NV”), and has served as our Secretary since February 2008. Previously, Mr. Slitz served as the Chairman of WSG-NV since its inception in 2003. From 2003 until 2006, Mr. Slitz served as President and Chief Executive Officer of WSG-NV. From 2005 to 2007, Mr. Slitz was Vice President of Entity Analytic Solutions, at International Business Machines Corp. (IBM), a division of IBM Software. Prior to becoming Vice President of Entity Analytic Solutions at IBM, from 2002 to 2005 Mr. Slitz served as the Chief Executive Officer of Systems Research and Development, a Nevada corporation engaged in the development and sale of a software product for the identity mining database market. Mr. Slitz also served as the Senior Vice President of Corporate Marketing for Novell, a producer of networking software, from 1997 to 1999 and as the Vice President of IBM Middleware Marketing from 1995 to 1997. Mr. Slitz was a founder of the Object Management Group, Inc., a non-profit software standards organization, and Netwise Inc., a developer of networking software. From 2000 to 2002, Mr. Slitz was a venture partner in Osprey Ventures, which invested in software companies, and was the President of Slitz & Company, which consulted with a range of software companies on market positioning, announcement strategies, downsizing and organization issues.

John Daly was appointed our Vice President of Broadcast Operations on October 6, 2009. In this capacity Mr. Daly will oversee our company’s television and internet productions while serving as our on-camera host and narrator. Mr. Daly has over thirty years of experience as a television host, news anchor and journalist. Mr. Daly is currently the producer and the host of the John Daly Golf Show, a golfing blog and website, positions he has held since April 2009. Mr. Daly served as the Vice President of business development for Southern Nevada for BNY Mellon Wealth Management, a firm specializing in estate planning and investment management, from December 2007 until February 2009. Mr. Daly was the host of Real TV, an all video news magazine show, from July 2006 until August 2000. Mr. Daly also served as the host of the House Detective, a nationally televised home inspection show on the HGTV cable channel, from March 2000 until December 2003. Mr. Daly was the main news anchor and newsroom managing editor for KTNV-TV 13 in Las Vegas, Nevada from June 1990 until August 1996. Mr. Daly holds a Bachelor of Arts degree in English from Providence College and has completed graduate coursework in journalism at Columbia University.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than thirteen (13) directors. We currently have two (2) directors on our board of directors (the “Board”): Joseph F. Martinez and John F. Slitz.

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

ITEM 11. – EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for each of the years ended December 31, 2009 and 2008 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

R. Terry Leiweke (1) Former Chief Executive Officer, Chief Financial Officer, President and Director	2009 2008	53,750 300,000	0 0	0 0	0 0	0 0	0 0	18,300(2) 90,500(3)	72,050 390,500
Joseph F. Martinez Chief Executive Officer, Chief Financial Officer, Director	2009 2008	210,000(4) 0	0 0	0 0	20,200(5) 0	1,500(6) 0	0 0	0 0	231,700 0
John Daly Vice President of Broadcast Operations	2009 2008	30,000(7) 0	0 0	0 0	833(8) 0	0 0	0 0	0 0	30,833 0
(1)

Mr. Leiweke was appointed as a member of our board of directors and as our President, Chief Executive Officer and Chief Financial Officer in February 2008 at the time of our acquisition of World Series of Golf, Inc., the privately held Nevada corporation that we acquired on February 1, 2008 (“WSG-NV”). Mr. Leiweke resigned as Chief Executive Officer and Chief Financial Officer as of April 21, 2009. Compensation paid to Mr. Leiweke in 2008 includes (i) $358,600 paid by us after the acquisition of WSG-NV and (ii) $31,900 paid by WSG-NV prior to the acquisition.

(2)

Such amount is comprised of (i) $11,300, paid for corporate housing in Las Vegas, NV, including utilities and furniture rental, (ii) $4,000, paid as a home office allowance, (iii) $2,200, paid for the lease of an automobile, and (iv) $800, paid for automobile insurance.

(3)

Such amount is comprised of (i) $47,800, paid for corporate housing in Las Vegas, NV, including utilities and furniture rental, (ii) $34,000, paid as a home office allowance, (iii) $6,200, paid for the lease of an automobile, and (iv) $2,500, paid for automobile insurance.

(4)

Mr. Martinez was appointed as a member of our board of directors and as our Chief Executive Officer and Chief Financial Officer in April 2009. Prior to that date, he provided services to our company as a consultant through Core Venture Partners. Amount represents $160,000 pursuant to our employment agreement with Mr. Martinez and $50,000 pursuant to our agreement with Core Venture Partners.

(5)

Amount is a result of options to purchase 1,000,000 shares of our common stock at an exercise price of $0.09 per share pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. See Note 3 to Notes to Financial Statements for a description regarding the valuation methodology of stock based awards.

(6)

Amount is a result of warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 which warrants were 100% vested on the date of issuance as additional compensation for services he provided as a consultant before his appointment as an officer of our company. See Note 3 to Notes to Financial Statements for a description regarding the valuation methodology of stock based awards.

(7)	Mr. Daly is entitled to base compensation accrued at a rate of $15,000 monthly pursuant to his employment contract, discussed below. Such amount is deferred.
(8)

Amount is a result of options to purchase 500,000 shares of our common stock at an exercise price of $0.02 per share pursuant to his employment agreement. The options vest monthly in equal installments over a thirty-six (36) month period, beginning on the first monthly anniversary of the grant date. See Note 3 to Notes to the Financial Statements for a description regarding the valuation methodology of stock based awards.

Narrative Disclosure to the Summary Compensation Table

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

Pursuant to the Martinez Agreement, we granted Mr. Martinez options to purchase up to 1,000,000 shares of common stock, par value $0.001 per share, of our company at an exercise price of $0.09 per share. The options vest monthly in equal installments over a thirty-six (36) month period, beginning the first month after the Effective Date, and expire ten (10) years after the grant date. The grant was made pursuant to the standard form of grant agreement under our 2009 Equity Incentive Plan, which plan is further described below.

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

John Daly Employment Agreement

On October 6, 2009, we entered into an employment agreement (the “Daly Agreement”) with John Daly, pursuant to which Mr. Daly will serve as our Vice President of Broadcast Operations for a term beginning on October 6, 2009 (the “Effective Date”) and ending at any time upon termination by either party.

Pursuant to the Daly Agreement, Mr. Daly will be entitled to annual base compensation of $180,000, with any increase in base compensation to be set by the Board from time to time as determined by the Board. Mr. Daly’s base salary shall accrue monthly, on the first business day of each calendar month, beginning on the Effective Date and payment of all or any portion of base salary shall be deferred by the Company until consummation of our sale of 10% convertible secured promissory notes, convertible into shares of our common stock, par value $0.001 per share, for aggregate proceeds of at least five million dollars ($5,000,000). Mr. Daly is also eligible to receive a target annual bonus of $50,000, with the actual amount to be determined by the Board or the Compensation Committee thereof should one be created.

Pursuant to the Daly Agreement, we granted Mr. Daly options to purchase up to 500,000 shares of common stock, par value $0.001 per share, of our company at an exercise price of $0.02 per share. The options vest monthly in equal installments over a thirty-six (36) month period, beginning the first month after the Effective Date, and expire ten (10) years after the grant date. The grant was made pursuant to the standard form of grant agreement under our 2009 Equity Incentive Plan.

In the event that Mr. Daly’s employment is terminated without cause or Mr. Daly chooses to terminate his employment for good reason, (i) all unvested options granted to Mr. Daly pursuant to the Daly Agreement shall terminate and any then-vested options shall remain vested and exercisable in accordance with the grant agreement, and (ii) Mr. Daly will receive an amount equal to six (6) months of his specified base salary at the rate in effect on the date of termination. In the event that Mr. Daly’s employment is terminated due to death or disability (i) vesting of the options shall cease on the date of termination and any then unvested options shall terminate, however the then-vested options shall remain vested and exercisable in accordance with the grant agreement, and (ii) Mr. Daly will receive an amount equal to six (6) months of his specified base salary at the rate in effect on the date of termination. In the event that Mr. Daly’s employment is terminated for cause or Mr. Daly chooses to terminate his employment other than for good reason, vesting of the options shall cease on the date of termination and any then unvested options shall terminate, however the then-vested options shall remain vested and exercisable in accordance with the grant agreement.

If Mr. Daly’s employment is terminated within one year of the change in control, and such termination is without cause or if Mr. Daly resigns for good reason, (i) Mr. Daly shall receive an amount equal to six (6) months of his specified base salary at the rate in effect on the date of termination, and (ii) Mr. Daly shall receive incentive cash compensation in an amount equal to 50% of his specified base salary at the rate in effect on the date of termination. In the event of a change in control of our company, all unvested stock options granted to Mr. Daly shall immediately vest and shall remain exercisable as specified in the option grant agreement, subject to our right to direct the sale of shares in connection with a change of control.

Regardless of the nature of his separation from the company, Mr. Daly will also receive salary, a pro-rated amount of incentive cash compensation for the fiscal year in which the termination occurs, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

In general, Mr. Daly has agreed not to (i) compete with our company for a period of six (6) months following the end of the employment term, (ii) solicit partners, vendors or employees of our company for a period of one (1) year following the end of the employment term, or (iii) solicit or accept business from any client of our company, including former clients that were clients within the last year prior to Mr. Daly’s termination, for a period of one (1) year following the end of the employment term, unless such employment is terminated by us without cause or by Mr. Daly for good reason.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Joseph F. Martinez (1)	222,222	777,778 (1)	0	$0.09	4/21/19	0	0	0	0

John Daly	27,778	472,222(1)	0	$0.02	10/6/19	0	0	0	0

(1)	The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years.

Director Compensation

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

Employee Benefit Plans

As of the fiscal year ended December 31, 2009, we had not made any grants under the 2007 Stock Option Plan. As of April 21, 2009, the Board adopted a resolution terminating the 2007 Stock Option Plan and approving the 2009 Equity Incentive Plan (the “2009 Equity Plan”).

2009 Equity Incentive Plan

We adopted the 2009 Equity Plan for the purpose of providing incentives for officers, directors, employees and consultants to promote the success of our company, to enhance our ability to attract and retain the services of such persons, to encourage them to continue in our employ and to maximize their performance. An aggregate of 4,000,000 shares of common stock are reserved for issuance under the 2009 Equity Plan. Options granted under the 2009 Equity Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, or (ii) non-qualified stock options. Stock options and stock awards may be granted under the 2009 Equity Plan to all of our eligible officers, directors, consultants and employees. The Board, or our compensation committee should one be established, will administer the 2009 Equity Plan and has the authority to determine exercise prices applicable to the options, the eligible officers, directors, consultants or employees to whom options may be granted, the number of shares of common stock subject to each option and the extent to which options may be exercisable. In addition, the Board will have the power to interpret the 2009 Equity Plan and any agreement or instrument entered into under the 2009 Equity Plan, to establish, amend or waive rules and regulations for the 2009 Equity Plan administration, and to amend the terms and conditions of any outstanding stock incentives as allowed under the 2009 Equity Plan. Options granted to employees under the 2009 Equity Plan generally vest in equal installments over a three year period from the grant date, and options granted to directors under the 2009 Equity Plan vest in full one year after the grant date. Without approval by the Board, no option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, the names, addresses and number of shares of our common stock beneficially owned by (i) all stockholders known to us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. For purposes of the following table, a person is deemed to have beneficial ownership of any shares of common stock that such person has the right to acquire within 60 days after the date of this Annual Report. For purposes of computing the percentage of outstanding shares of our common stock held by each person, any shares that such person has the right to acquire within 60 days after the date of this Annual Report are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each person listed is c/o World Series of Golf, Inc., 10161 Park Run Drive, Suite 150, Las Vegas, Nevada 89145.

Percentage ownership in the following table is based on 22,151,161 shares of common stock outstanding on March 31, 2010.

PRINCIPAL STOCKHOLDER TABLE

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class

Common	John F. Slitz, Jr.	5,724,128	(1)	25.8%
Common	R. Terry Leiweke	1,981,530		9.0%
Common	Joseph F. Martinez	438,889	(2)	2.0%
	All Officers and Directors as a Group	8,144,547		36.8%
	Other 5% owners
Common	Kenneth Maul 1613 Night Wind Dr. Las Vegas, Nevada 89117	1,722,030		7.8%
(1)

Includes (i) 2,049,128 shares of common stock held of record, (ii) 2,300,000 shares of common stock issuable upon the conversion of convertible promissory note in the principal amount of $1,150,000 held by the Slitz Family Trust, (iii) 1,150,000 shares of common stock issuable upon the exercise of outstanding warrants at an exercise price of $0.50 per share, and (iv) 225,000 shares of common stock issuable upon the exercise of warrants that vest within 60 days. Excludes 315,000 shares of common stock issuable upon the exercise of warrants that do not vest within 60 days. Mr. Slitz has voting and dispositive control over the shares held by the Slitz Family Trust.

(2)

Consists of (i) 50,000 shares of common stock issuable upon the exercise of outstanding warrants at an exercise price of $0.05 per share and (ii) 388,889 shares of common stock issuable upon the exercise of options that vest within 60 days. Excludes 611,111 shares of common stock issuable upon the exercise of options that do not vest within 60 days.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	2,085,000	$0.07	1,565,000
Equity compensation plans not approved by security holders	—	—	0

Total	2,085,000	$0.07	1,565,000

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

Joseph F. Martinez, a director and our Chief Executive Officer and Chief Financial Officer, is the principal of Core Venture Partners, LLC, a merchant-banking and financial advisory firm that provided consulting services to our company from January 2009 until his appointment as an executive officer. Pursuant to the terms of a consulting agreement between Mr. Martinez and our company, we are obligated to pay Mr. Martinez aggregate cash consulting fees of $50,000 in consideration for the services he provided to us during the period from January 1, 2009 until his appointment as an officer of our company on April 21, 2009. To date, such amounts remain unpaid. Pursuant to the consulting Agreement, Mr. Martinez was also granted a six-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.05.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2009 was approximately $61,000.

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2008 was approximately $106,000, consisting of (i) fees billed by our auditors, Peterson Sullivan LLP, in the amount of approximately $94,000, for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2008 and review of the financial statements included in our quarterly reports, and (ii) fees billed by our auditors, Moore & Associates, Chartered, in the amount of approximately $11,900, for the review of the financial statements included in our quarterly reports.

Audit-Related Fees

The aggregate audit related fees billed by our auditors for professional services rendered in connection with audit-related fees, including review of Forms 8-K and consultations related to FINRA matters was approximately $22,000. We were not billed any fees by our auditors for professional services for audit-related services in the fiscal years ended December 31, 2008.

Tax Fees

We were not billed any fees by our auditors for professional services for tax compliance, tax advice, and tax planning in the fiscal years ended December 31, 2009 and 2008.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended December 31, 2009 and 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

World Series of Golf, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of World Series of Golf, Inc. and Subsidiary (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Series of Golf, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $13.1 million at December 31, 2009, has incurred negative cash flows from operations since inception, and expects to incur additional losses in the future. Additionally, the Company has a working capital deficit of approximately $4.1 million at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 15, 2010

WORLD SERIES OF GOLF, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$1	$121
Prepaid expenses and other assets	217	206

Total current assets	218	327
Equipment, net of accumulated depreciation of $18 and $10, respectively	22	27

Total assets	$240	$354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,080	$467
Unearned revenue and player deposits	37	54
Convertible note and interest payable to related party	1,234	1,062
Convertible notes payable	235	235
Derivative liability for price adjustable warrants	10	—
Due to related parties	1,285	—
Other current liabilities	467	424

Total current liabilities	4,348	2,242

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized:
22,151,561 and 22,803,999 shares issued and outstanding, respectively	9,018	8,890
Accumulated deficit	(13,126)	(10,778)

Total stockholders’ equity (deficit)	(4,108)	(1,888)

Total liabilities and stockholders’ equity (deficit)	$240	$354

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2009	2008

	(in thousands, except share and per share data)
Revenue:
Sponsorship and advertising	$699	$964
Licensing	—	931
Player entry fees	790	543

Total revenue	1,489	2,438

Operating expenses:
Cost of revenue	1,770	2,715
Sales and marketing	67	1,300
General and administrative	1,791	1,633

Total operating expenses	3,628	5,648

Loss from operations	(2,139)	(3,210)

Other income (expense):
Interest expense, including amortization of debt discount of $11 and $1,135 in 2009 and 2008, respectively	(199)	(1,274)
Change in fair value of derivative liability for price adjustable warrants	92	—

Total other expense, net	(107)	(1,274)

Net loss	$(2,246)	$(4,484)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.10)	$(0.21)

Shares used in computing net loss per share — basic and diluted	22,312,205	20,082,999

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount

	(In thousands, except share data)
Balance December 31, 2007	14,130,000	$5,664	$(6,294)	$(630)
Recapitalization	6,999,999	—	—	—
Issuance of common stock and warrants for cash, net	424,000	380	—	380
Issuance of warrants for services	—	25	—	25
Value of beneficial conversion feature and warrants issued with convertible notes payable	—	1,135	—	1,135
Issuance of common stock for services	350,000	786	—	786
Issuance of common stock upon conversion of convertible notes payable	900,000	900	—	900
Net loss	—	—	(4,484)	(4,484)

Balance December 31, 2008	22,803,999	8,890	(10,778)	(1,888)
Cumulative effect of change in accounting principle	—	—	(102)	(102)

Balance January 1, 2009	22,803,999	$8,890	$(10,880)	$(1,990)
Warrants issued pursuant to convertible note due to related party	—	11	—	11
Shares and warrants issued and issuable for services	250,000	18	—	18
Issuance of shares in settlement of liability	112,500	7	—	7
Cancellation of shares previously issued for services	(1,364,938)	—	—	—
Compensation related to stock options and warrants	—	85	—	85
Options exercised in exchange for settlement of accounts payable	350,000	7	—	7
Net loss	—	—	(2,246)	(2,246)

Balance December 31, 2009	22,151,561	$9,018	$(13,126)	$(4,108)

See notes to consolidated financial statements

WORLD SERIES OF GOLF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2009	2008

	(In thousands)
Operating activities:
Net loss	$(2,246)	$(4,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	7
Amortization of debt discount	11	1,135
Share-based payments of consulting and other expenses	117	811
Change in fair value of derivative liability for price adjustable warrants	(92)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11)	194
Accounts payable	613	183
Unearned revenue and player deposits	(17)	2
Accrued interest on related party note payable	172	101
Due to related parties	370	—
Other current liabilities	43	424

Net cash used in operating activities	(1,032)	(1,627)

Investing activities:
Purchases of property and equipment	(3)	(22)

Net cash used in investing activities	(3)	(22)

Financing activities:
Proceeds from issuance of convertible notes payable and warrants	—	1,135
Proceeds from advances from related parties	915	—
Proceeds from sale of common shares and warrants, net	—	380

Net cash provided by financing activities	915	1,515

Net decrease in cash	(120)	(134)
Cash — beginning of period	121	255

Cash — end of period	$1	$121

Supplemental disclosure:
Cash paid for interest	$—	$—

Non-cash investing and financing activities:
Options exercised in exchange for settlement of accounts payable	$7	$—

Shares issued in settlement of liability	$7	$—

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

On April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”) for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010.

Note 2: Going Concern

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, we had an accumulated deficit of approximately $13.1 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $4.1 million and approximately $1,000 in cash.

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

To attain profitable operations, management’s plan is to execute its strategy of (i) increasing the number of tournaments; (ii) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (iii) continuing the development of our online game; and (iv) continuing to build sponsorship, advertising and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in preparation of our consolidated financial statements include estimates as to valuation of fair value for goods and services received in barter transactions, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Principles of Consolidation — Our consolidated financial statements include the accounts of World Series of Golf, Inc. and our wholly-owned subsidiary, WSG Online, Inc. Intercompany balances and transactions have been eliminated.

Cash — On occasion, we maintain balances in excess of federal insurance limits.

Financial Instruments—Our financial instruments consist of cash, accounts payable and other current liabilities, due to related parties and convertible notes payable to a related party and certain investors. The fair value of financial instruments other than due to related parties and convertible notes payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of convertible note and interest payable to related party and due to related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the derivative liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance at December 31, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs

Liabilities:
Derivative liability for price adjustable warrants	$10	—	—	$10

Total financial liabilities at fair value	$10	—	—	$10

The following table is a roll forward for the year ended December 31, 2009 of the derivative liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$102
Change in fair value included in net loss	(92)

Ending balance at December 31, 2009	$10

Equipment — Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Concentration of Credit Risk and Significant Customers — During 2009 and 2008, a significant portion of our revenue was derived from a small number of customers. In 2009, Pocket Kings Ltd. (operator of FullTiltPoker.net) accounted for approximately 25% of total revenue and the Mirage Casino and Hotel accounted for approximately 16% of total revenue. In 2008, the Custom Group (a licensing customer), accounted for approximately 38% of total revenue, Pocket Kings Ltd. accounted for approximately 16% of total revenue and The Mirage Casino and Hotel accounted for approximately 19% of total revenue. We terminated our agreement with the Custom Group effective in the second quarter of 2009.

Revenue recognition —Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. We derive our revenues from sponsorship and advertising, license agreements and player entry fees. Sponsorship and advertising revenue includes fees obtained for the right to sponsor our tournament events and for advertising in our television programming.

We recognize revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement either upon completion of the tournament or publication or airing of the advertising. Upfront non-refundable payments, where we are providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions in which we receive goods or services in exchange for sponsorships of tournaments are recorded at fair value. Barter transactions accounted for $329,000 and $531,000 of total revenue for the years ended December 31, 2009 and 2008, respectively.

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

Income taxes — We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

We have identified our federal tax return as our “major” tax jurisdiction, as defined. The periods subject to examination for our federal income tax returns are the tax years ended in 2006 and thereafter, since we have net operating loss carryforwards for tax years starting in 2006. We do not believe any reserves for uncertain income tax positions are required. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	December 31,

	2009	2008

Convertible notes	2,770	2,392
Stock options	2,085	—
Warrants	3,429	1,489

Total	8,284	3,881

Share-Based Payments—We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities. The fair values of shares issued have been based on closing market prices of our common stock. We use the Black-Scholes option-pricing model as our method of valuation for share-based awards. Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. We use the simplified method for estimating expected term for all of our grants of option awards, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to three years (deemed the requisite service periods), based on the fair value of such share-based awards on the grant date.

Advertising—Advertising costs, which are included in sales and marketing expenses, are expensed as they are incurred. For the years ended December 31, 2009 and 2008, advertising costs were approximately $67,000 and $243,000, respectively.

Recently Issued Accounting Standards—In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on our accounting). Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We intend to adopt this authoritative guidance on January 1, 2010 and believe adoption of this new guidance will not have a material effect on our consolidated financial statements.

Note 4. Convertible Notes

Convertible notes payable at December 31consist of the following (in thousands):

	2009	2008

Convertible note payable to related party	$1,150	$961
Convertible notes payable due others	235	235

Total	$1,385	$1,196

Convertible Note payable to related party — In January 2008, the original promissory note due to the chairman of our board of directors in the amount of $985,000 was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly interest-only payments of $9,606.87 due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible at the sole option of the holder into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. The conversion price was changed to $0.50 per share in November 2008. Obligations under the second promissory note were collateralized by all of the tangible and intangible assets of our company. During the year ended December 31, 2008, we recorded interest expense of approximately $115,000 related to the second promissory note.

In February 2009, as amended May 2009, the existing obligations (principal and accrued interest) under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 1, 2015. The fair value of the warrants of $11,000 was computed using the Black-Scholes option pricing model with the following assumptions: expected term of 6 years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 2.3%. In the first quarter 2009, we recorded interest expense of $11,000 to fully amortize the discount on the convertible notes payable related to the allocation of value to the warrants. During the year ended December 31, 2009, we recorded interest expense of approximately $183,000 related to our obligations under the convertible note payable to related party. As of December 31, 2009, we have recorded accrued interest payable of approximately $84,000 related to this convertible note payable to related party. The obligations under the third promissory note, as amended, are secured pursuant to a Security Agreement dated February 1, 2009 which grants to the Slitz Family Trust (of which John Slitz, Jr., our Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of our assets.

Convertible notes payable due to certain investors— In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000 to certain investors. The notes bear interest at 6% per annum and were repayable on or before October 31, 2008 and are currently past due. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share of $2.05 on May 15, 2008 and $1.51 on June 9, 2008. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $635,000 and $500,000 in May and June 2008 based on the effective conversion price of $0.328 and $0.399, respectively. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of approximately 3%.

In September 2008, the conversion price of certain of the convertible notes in an aggregate amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of our common stock was reduced from $1.05 to $0.50. On September 4, 2008, the fair value of the company’s stock was $0.50, so the beneficial conversion feature was not reset. We recognized interest expense related to the amortization of the beneficial conversion feature of $1,135,000 during the year ended December 31, 2008. In addition, we have recorded accrued interest of approximately $66,000 related to the convertible notes, which remain unpaid, as of December 31, 2009.

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

In February 2008, we issued 200,000 shares of our common stock to Fusion Consulting for public relations services. The shares were recorded at a fair value of $600,000 based on the price of our common stock in recent stock sales and the value was amortized on a straight line basis over the service period which concluded in 2008.

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

In May 2009, we issued 112,500 shares of our common stock to a consultant in settlement of amounts payable under a disputed contract. The fair value of the shares of $7,000 was included in accrued expenses at December 31, 2008.

In July 2009 we entered into an agreement with Seahawk Capital Partners, Inc. for investor relations and capital raising services. In connection with this agreement, 50,000 shares of our common stock were issuable at each of July 15, 2009 and August 15, 2009 and 150,000 shares of our common stock were issuable at September 15, 2009. We valued the shares issued to Seahawk Capital Partners, Inc. under the agreement at the closing market prices of our common stock at each of those dates and recorded the expense as general and administrative expense in the third quarter of 2009. In November 2009, we terminated our agreement with Seahawk Capital Partners, Inc.

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

At December 31, 2009, options to purchase up to 2,085,000 shares of our common stock were outstanding and 1,565,000 shares were available for future grants or awards under our Amended 2009 Plan.

Stock-based Compensation — The following table summarizes stock-based compensation expense related to options (in thousands):

	Years ended December 31,

	2009	2008

Stock-based compensation:
Cost of sales	$12	$—
Sales and marketing	5	—
General and administrative	63	—

Total stock-based compensation	$80	$—

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

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Years ended December 31,

	2009	2008

Expected dividend yield	0%	*
Risk free interest rate	2.6%	*
Expected stock volatility	400%	*
Expected option life	6 years	*
Fair value of options granted	$0.07	*
*	There were no option grants during the year ended December 31, 2008.

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plan to certain employees and consultants, at prices at or above the fair market value on the date of grant.

Option activity was as follows during the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding December 31, 2008	—	$—
Options granted	2,765	0.07
Options exercised	(350)	0.02
Options expired	—	—
Options forfeited	(330)	0.08
Options cancelled	—	—

Outstanding at December 31, 2009	2,085	$0.07	9.3 years	$—

Exercisable at December 31, 2009	573	$0.08	9.3 years	$—

As of December 31, 2009, we had approximately $103,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately two and one third years.

The intrinsic value of stock options outstanding and exercisable at December 31, 2009 is based on the $0.01 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.01 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.01. The total fair value of options that vested during the year ended December 31, 2009, net of forfeitures, was approximately $75,000. There were no options which vested during the year ended December 31, 2008. The intrinsic value of options exercised during the year ended December 31, 2009 was not material, and there were no options exercised during the year ended December 31, 2008.

Non-Employee Grants — In April 2009, we granted non-qualified options under our 2009 Plan to purchase 350,000 shares of our common stock at an exercise price of $0.02 per share to a consultant engaged in providing accounting and advisory services to our company. The options were fully vested on the date of grant and have a ten year term. The options were exercised in July 2009.

Warrants — We issued warrants in connection with our 2008 private placements and our convertible notes. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of the authoritative guidance related to warrants with down-round protection resulted in a cumulative effect of change in accounting principle of approximately $0.1 million, based on a per share price of $0.09 per share at January 1, 2009, which increased accumulated deficit and recorded a derivative liability for price adjustable warrants. At adoption, January 1, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 2.4 years, volatility equal to 400%, risk-free rate of 3.0% and dividend rate of 0%. The derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the consolidated statement of operations as other income (expense). At December 31, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 1.4 years, volatility equal to 400%, risk-free rate of 0.4% and dividend rate of 0%. During the year ended December 31, 2009, the fair value of the derivative liability decreased by approximately $92,000, which was recorded as other income.

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

As discussed in Note 6, pursuant to the terms of his consulting agreement, in June 2009, we granted warrants to the chairman of our board of directors to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with warrants for 60,000 shares vesting immediately and warrants for 15,000 shares vesting in monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants expire on February 6, 2015. During the year ended December 31, 2009, we recorded expense of approximately $4,000 related to the fair value of the warrants, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.03, volatility of 400%, risk free rate of 3.0%, expected term of three years, dividend yield of 0.0%.

In August 2009, we issued five-year warrants to certain consulting or service providers to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.50 per share. The warrants vested immediately. The warrants were recorded to expense in 2009 at their fair value of approximately $10,000, which was determined using the Black-Scholes model using the following assumptions: stock price of $0.05 (closing price on date of board approval), volatility of 400%, risk free rate of 2.3%, expected term of 5.0 years, dividend yield of 0.0%.

The following summarizes warrant activity during the year ended December 31, 2009 (in thousands):

Warrants outstanding, December 31, 2008	1,489
Warrants issued	1,940
Warrants exercised	—
Warrants expired	—

Warrants outstanding, December 31, 2009	3,429

Weighted average exercise price, December 31, 2009	$0.77

Note 6. Related Party Transactions

As further described in Note 4, in 2007, we borrowed $985,000 from the chairman of our board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000 and subsequently replaced in 2009 by a third promissory note in the principal amount of $1,150,000.

In February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and, as further described in Note 5, in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with warrants for 60,000 shares vested immediately and warrants for 15,000 shares vesting in monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants expire on February 6, 2015. Upon a change of control of our company, all obligations under the consulting agreement become immediately due and payable. The amounts due under the consulting agreement of $180,000 as of December 31, 2009, along with advances made to us by the chairman of our board of directors totaling $915,000 through December 31, 2009, are included in due to related parties on the accompanying consolidated balance sheet. As of February 12, 2010, these advances made to us by the chairman of our board of directors, which totaled $921,000, were replaced by a promissory note in the principal amount of $921,000, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies.

In April 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the officer will be entitled to annual base compensation of $240,000. As of December 31, 2009, amounts due under the employment agreement, which total $160,000, remain unpaid and are included in due to related parties on the accompanying consolidated balance sheet. Pursuant to the terms of a consulting agreement with Core Ventures Partners, LLC, a company owned by our CEO, we are obligated to pay aggregate cash consulting fees of $50,000 in consideration for the services our CEO provided to us during the period from January 1, 2009 in his capacity as a consultant until his appointment as an officer of our company on April 21, 2009. As of December 31, 2009, such amounts remain unpaid.. In April 2009, we also issued incentive options under the 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.09 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years.

As described in Note 5, in May 2009, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.05 to our CEO as additional compensation for services he provided as a consultant before his appointment as an officer of our company. The warrants expire in May 2014.

In October 2009, we entered into an employment agreement (the “Daly Agreement”) with Mr. John Daly, pursuant to which Mr. Daly will serve as our Vice President of Broadcast Operations for a term beginning on October 6, 2009 (the “Effective Date”) and ending at any time upon termination by either party. Pursuant to the Daly Agreement, Mr. Daly will be entitled to annual base compensation of $180,000. Mr. Daly’s base salary shall accrue monthly, on the first business day of each calendar month, beginning on the Effective Date and payment of all or any portion of base salary shall be deferred by the Company until consummation of our sale of 10% convertible secured promissory notes, convertible into shares of our common stock, par value $0.001 per share, for aggregate proceeds of at least $5,000,000. Mr. Daly is also eligible to receive a target annual bonus of $50,000, with the actual amount to be determined by our board of directors. As of December 31, 2009, amounts due under the Daly Agreement, which total $30,000, remain unpaid and are included in due to related parties on the accompanying consolidated balance sheet.

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

Significant components of our net deferred tax assets and related valuation allowance as of December 31, 2009 and 2008 are as follows (in thousands):

	Years Ended December 31,

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$3,414	$2,907
Other	279	23

Total deferred tax assets	3,692	2,930
Valuation allowance	(3,692)	(2,930)

Net deferred taxes	$—	$—

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance increased approximately $762,000 and $1.1 million during 2009 and 2008, respectively. As a result of the valuation allowance, there were no tax benefits or expenses recorded in the accompanying consolidated statements of operations for the years ended December 31, 2009 or 2008.

At December 31, 2009, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $10.0 million, which are available to offset future taxable income, and expire beginning in 2026 if not otherwise utilized. Our ability to use such net operating losses is dependent on future taxable income and could be subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

Note 8. Commitments and Contingencies

Operating leases — We lease space for our corporate office in Las Vegas, Nevada on a month-to-month basis. Our rent expense under our operating lease was not material in 2009 or 2008.

Consulting Agreements — As discussed in Note 6, in February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with warrants for 60,000 shares vesting immediately and warrants for 15,000 shares vesting in monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants expire on February 6, 2015. Upon a change of control of our company, all obligations under the consulting agreement become immediately due and payable.

Severance Agreement – In August 2009, we entered into a severance agreement with our former President, pursuant to which we will pay him severance of $112,500, comprised of a cash payment of $12,500 upon completion of a financing or series of financings totaling at least $1.0 million, additional seven monthly cash payments of $10,000 each, and a final payment on the seventh month of $30,000, after we have consummated a financing or series of financings of at least $2.0 million. We believe it is reasonably possible we will pay the full $112,500, but no amounts have been accrued as of December 31, 2009 given the contingent nature of the payments.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 9 — Contractual Agreements

WGT — In January 2009, we, through our wholly owned subsidiary, WSG Online, Inc., entered into a Development, Hosting, and License Agreement (the “WGT Agreement”) with World Golf Tour, Inc. (“WGT”). WGT is the developer of an online simulated golf game. Pursuant to the WGT Agreement, WGT will create, host, operate and manage an online version of the World Series of Golf game format using a modified version of WGT’s online simulated golf game (the “WSGO Game”). WSGO will pay WGT an aggregate of $300,000 for its services provided pursuant to the WGT Agreement, and the parties will share revenues generated by the WSGO Game and other products lines related to the WSGO game, including advertising and sponsorship of the WSGO game. The WGT Agreement has an initial term of two years from the date of the live launch of the WSGO Game, which term will be automatically extended for additional one year terms unless terminated by either party.

The WGT Agreement provides that WGT will retain all right, title and interest in and to the intellectual property rights of the online WGT game, the golf course visuals, and any content provided by WGT, all software and technology, derivative works, embellishments, modifications and translations thereof, except for unique aspects, features and functionality created specifically for the WSGO Game. We retain all right, title and interest in and to the intellectual property rights to the World Series of Golf format, WSGO trademarks and content, and the WSGO website URL name. Furthermore, WSGO grants WGT a worldwide, limited, non-exclusive license to use, reproduce, adapt, incorporate, integrate, and display the World Series of Golf format and the WSGO trademarks in connection with the WSGO Game, and to provide links from the WGT website to the WSGO Game. Conversely, WGT grants WSGO a worldwide, limited, non-exclusive license to use, reproduce, display, and publicly perform the WSGO Game visuals in advertising and in any television broadcasts of live golf tournament events sponsored by WSGO, WGT or their affiliates. The WGT Agreement contemplates that WGT will create a hyperlink directly from its website to the WSGO Game. WSGO will create a hyperlink from its website to the WGT game site. During 2009, there were an aggregate of $25,000 in fees incurred under this agreement, which has been placed on hold due to our funding constraints.

Compass — On October 30, 2009, we entered into a letter agreement (the “Compass Agreement”) with Compass Entertainment LLC, a diversified entertainment production company based in Las Vegas, Nevada (“Compass”). Pursuant to the Compass Agreement, we granted to Compass an exclusive, worldwide license to produce and distribute the television content we generate from our annual World Series of Golf amateur golf tournament and from a series of live regional or “satellite” amateur golf tournaments that Compass will organize, promote and produce on our behalf. Compass is required to secure national television broadcasting for the programming content derived from our tournaments. Compass will pay all of the costs incurred to stage the live satellite tournaments and all costs to produce and distribute the television programming derived from each our tournaments. We also granted Compass the right to represent us for ninety days, subject to an additional ninety day extension period, in the promotion and commercialization of previously recorded programming derived from our past annual tournaments. Under the Compass Agreement, Compass will pay us the following amounts in consideration of the rights granted under the agreement: (i) 30% of the net aggregate player entry fees for each tournament staged by Compass, such amount to be calculated after deduction of all production costs and expenses incurred by Compass relating to such tournament, payable once annually following our annual championship tournament and (ii) 15% of all gross advertising and sponsorship revenue received in connection with the tournaments. The Compass Agreement has a term of five years and can be renewed annually by Compass for up to an additional five years. During 2009, there were no payments under this agreement.

Note 10 — Subsequent Events

In February 2010, certain advances from our chairman of the board, which totaled $921,000, were replaced by a promissory note in the principal amount of $921,000, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies.

On April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”) for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010.

In connection with the purchase agreement, we executed a Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock which will be filed with the Secretary of State of Nevada (“Certificate of Designation”). Under the Certificate of Designation, at any time after September 1, 2010, the Preferred Shares are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of our common stock for the five (5) consecutive trading days prior to conversion. The Certificate of Designation provides that the Preferred Shares shall vote together with the common stock and have 51% of the voting power. It also contains certain approval rights of the holders of the Preferred Shares which require us to obtain the consent of at least 75% of the outstanding Preferred Shares before taking certain corporate actions such as a merger, payment of dividends, making certain capital expenditures and the like.

The convertible debenture has a stated interest rate of 8% and is due on April 13, 2011, unless earlier converted. The debenture (principal or interest, any portion thereof) is convertible either at the holder’s or our option at a price equal to 50% of the closing price of our common stock on the date of conversion. The note contains a blocker provision which restricts Green Life’s conversion of the note to the extent that the conversion would result in Green Life beneficially owning more than 4.9% of our outstanding common stock.

Pursuant to a registration rights agreement with Green Life also executed on April 13, 2010, we are required to file a registration statement with the Securities and Exchange Commission for the resale of our common stock underlying the convertible Preferred Stock and convertible debenture.

On April 13, 2010, we also entered into an exchange agreement with Green Life whereby we agreed to exchange an outstanding convertible promissory note in the principal amount of $200,000 previously issued to Green Life for a new convertible debenture in the same form as the debenture described above. We are obligated to register the conversion shares for resale.

In connection with the transactions above, John F. Slitz, our Secretary and Chairman of the Board agreed to sell $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, Nevada, on the 15th day of April 2010.

WORLD SERIES OF GOLF, INC.
By:	/s/ Joseph F. Martinez

Joseph F. Martinez Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph F. Martinez	Director, Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer)	April 15, 2010

Joseph F. Martinez

/s/ John F. Slitz, Jr.	Chairman of the Board	April 15, 2010

John F. Slitz, Jr.

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

3.1

Restated Certificate of Incorporation of World Series of Golf, Inc., filed on May 29, 2009 with the Nevada Secretary of State, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

3.2

Amended and Restated Bylaws of World Series of Golf, Inc., incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

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

10.5

Form of Convertible Promissory Note issued by World Series of Golf, Inc. to each of the investors in the private placement of convertible notes and warrants in May and June 2008, incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.6

Form of Stock Purchase Warrant issued by World Series of Golf, Inc. to each of the investors in the private placement of convertible notes and warrants in May and June 2008, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009..

10.7

Form of Stock Purchase Warrant issued by World Series of Golf, Inc. to each of the investors in the private placement of common stock and warrants in February, March and May 2008, incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.8

Form of Registration Rights Agreement between World Series of Golf, Inc. and each of the investors in the private placement of common stock and warrants in February, March and May 2008, incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.9

Development, Hosting and License Agreement, dated January 1, 2009, between World Series of Golf Online, Inc. and World Golf Tour, Inc., incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009. †

10.10

Consulting Agreement, dated February 6, 2009, between World Series of Golf, Inc. and John F. Slitz, Jr., incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.11

Warrant dated June 2, 2009 issued by World Series of Golf, Inc. in favor of John F. Slitz, Jr. incorporated by reference to Exhibit 10.11of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.12

Amended and Restated Convertible Promissory Note, dated May 28, 2009, issued by World Series of Golf, Inc. to The Slitz Family Trust in the principal amount of $1,150,000, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009..

10.13

Warrant dated June 2, 2009 issued by World Series of Golf, Inc. in favor of The Slitz Family Trust incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.14

Security Agreement, dated February 1, 2009, by and between World Series of Golf, Inc. and the Slitz Family Trust, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009..

10.15

Warrant dated June 2, 2009 issued by World Series of Golf, Inc. in favor of Joseph F. Martinez incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

10.16

Employment Agreement, effective as of October 6, 2009, by and between World Series of Golf, Inc. and John Daly, incorporated by reference to Exhibit 10.1 to of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.

10.17

Compass Agreement, effective as of October 30, 2009, by and between World Series of Golf, Inc. and Compass Entertainment LLC, incorporated by reference to Exhibit 10.1 to of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009.

14.1	Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

21.1	Subsidiaries of Registrant:
1. World Series of Golf Online, Inc.
2. L.A.X. Innovations, Inc., a Nevada corporation.

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______________

*	Filed herewith.
†	Certain portions of this Exhibit have been omitted pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.