Form 10-Q
period 2010-03-31
World Series of Golf, Inc.
filed 2010-05-24
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

          As of May 18, 2010, 22,151,561 shares of the registrant’s common stock were outstanding.

WORLD SERIES OF GOLF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$12	$1
Prepaid expenses and other assets	204	217

Total current assets	216	218
Equipment, net of accumulated depreciation of $20 and $18, respectively	21	22

Total assets	$237	$240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,108	$1,080
Unearned revenue and player deposits	12	37
Convertible note and interest payable to related party	2,184	1,234
Convertible notes payable	235	235
Advance from Green Life, Inc.	50	—
Derivative liability for price adjustable warrants	9	10
Due to related parties	520	1,285
Other current liabilities	466	467

Total current liabilities	4,584	4,348

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized:
22,151,561 shares issued and outstanding	9,030	9,018
Accumulated deficit	(13,377)	(13,126)

Total stockholders’ equity (deficit)	(4,347)	(4,108)

Total liabilities and stockholders’ equity (deficit)	$237	$240

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2010	2009

	(in thousands, except share and per share data)
Revenue:
Sponsorship and advertising	$25	$—
Licensing	—	—
Player entry fees	—	—

Total revenue	25	—

Operating expenses:
Cost of revenue	—	23
Sales and marketing	—	3
General and administrative	244	351

Total operating expenses	244	377

Loss from operations	(219)	(377)

Other income (expense):
Interest expense	(33)	(114)
Change in fair value of derivative liability for price adjustable warrants	1	91

Total other expense	(32)	(23)

Net loss	$(251)	$(400)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	22,151,561	22,803,999

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2010
(Unaudited)

			Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock and Additional Paid-In Capital

	Shares	Amount

	(In thousands, except share data)
Balance December 31, 2009	22,151,561	$9,018	$(13,126)	$(4,108)
Compensation related to stock options and warrants	—	12	—	12
Net loss	—	—	(251)	(251)

Balance March 31, 2010	22,151,561	$9,030	$(13,377)	$(4,347)

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2010	2009

	(In thousands)
Operating activities:
Net loss	$(251)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Share-based payments of consulting and other expenses	12	—
Amortization of debt discount	—	11
Change in fair value of derivative liability for price adjustable warrants	(1)	(91)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13	(52)
Accounts payable	28	145
Player deposits and unearned revenue	(25)	136
Accrued interest on related party note payable	29	103
Due to related parties	150	—
Other current liabilities	(1)	(5)

Net cash used in operating activities	(44)	(151)

Investing activities:
Purchases of property and equipment	(1)	(1)

Net cash used in investing activities	(1)	(1)

Financing activities:
Advance from Green Life, Inc.	50	—
Proceeds from advances from related parties	6	110

Net cash provided by financing activities	56	110

Net increase (decrease) in cash	11	(42)
Cash — beginning of period	1	121

Cash — end of period	$12	$79

Supplemental disclosure:
Cash paid for interest	$—	$—

See notes to condensed consolidated financial statements

WORLD SERIES OF GOLF, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2010 and 2009 (Unaudited)

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

          On April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”), representing a controlling interest in our company, for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000, representing an amendment of the terms of the $50,000 advance previously received from Green Life in March 2010. The total investment was $250,000 and the transaction closed on April 14, 2010.

Note 2: Going Concern

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, we had an accumulated deficit of approximately $13.4 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At March 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $4.4 million and approximately $12,000 in cash.

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

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

          Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

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

          We currently measure and report at fair value the derivative liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Balance at March 31, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs

Liabilities:
Derivative liability for price adjustable warrants	$9	—	—	$9

Total financial liabilities at fair value	$9	—	—	$9

          The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance at December 31, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs

Liabilities:
Derivative liability for price adjustable warrants	$10	—	—	$10

Total financial liabilities at fair value	$10	—	—	$10

          The following table is a roll forward for the three months ended March 31, 2010 of the derivative liability for price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2010	$10
Change in fair value included in net loss	(1)

Ending balance at March 31, 2010	$9

          The following table is a roll forward for the three months ended March 31, 2009 of the derivative liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$102
Change in fair value included in net loss	(91)

Ending balance at March 31, 2009	$11

          Concentration of Credit Risk and Significant Customers — During the three months ended March 31, 2010, all of our revenue was derived from one customer, Pocket Kings Ltd. (operator of FullTiltPoker.net). Revenues were nil for the three months ended March 31, 2009.

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

	March 31,

	2010	2009

Convertible notes	48,820	2,770
Stock options	2,085	—
Warrants	3,429	2,639

Total	54,334	5,409

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

          Recently Issued Accounting Standards—In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on our accounting). Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this authoritative guidance on January 1, 2010 did not have a material effect on our condensed consolidated financial statements.

          In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 4. Convertible Notes and Advance from Green Life, Inc.

          Convertible notes payable at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Convertible notes payable to related party	$2,071	$1,150
Convertible notes payable due others	235	235

Total	$2,306	$1,385

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

          In February 2009, as amended May 2009, the existing obligations (principal and accrued interest) under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, we recorded $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In addition, in connection with the third promissory note, we issued the holder warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.50 per share through February 1, 2016. The fair value of the warrants of $11,000 was computed using the Black-Scholes option pricing model with the following assumptions: expected term of 6 years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of 2.3%. In the first quarter 2009, we recorded interest expense of $11,000 to fully amortize the discount on the convertible notes payable related to the allocation of value to the warrants.

          During the three months ended March 31, 2010 and 2009, we recorded interest expense of approximately $23,000 and $114,000, respectively, related to our obligations under this convertible note payable to related party. As of March 31, 2010 and December 31, 2009, we have recorded accrued interest payable of approximately $107,000 and $84,000 related to this convertible note payable to related party, respectively. The obligations under the third promissory note, as amended, are secured pursuant to a Security Agreement dated February 1, 2009 which grants to the Slitz Family Trust (of which John Slitz, Jr., our Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of our assets.

          In February 2010, certain advances from our chairman of the board, which totaled $921,000, were replaced by a promissory note in the principal amount of $921,000, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies. As of March 31, 2010, we have recorded accrued interest payable of approximately $6,000 related to this convertible note payable to related party. The obligations under this additional promissory note are secured pursuant to a Security Agreement which grants to the Slitz Family Trust (of which John Slitz, Jr., our Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of our assets.

          In connection with the Green Life transactions described in Note 9, Subsequent Events, John F. Slitz, our Secretary and Chairman of the Board agreed to sell $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000. As of the date of this filing, the sale has not been consummated.

          Convertible notes payable due to certain investors— In May and June 2008, we issued convertible promissory notes in an aggregate amount of $1,135,000 to certain investors. In December 2008, $900,000 of the convertible notes were converted into common stock at $1.00 per share. The remaining notes in principal amount of $235,000 bear interest at 6% per annum and were repayable on or before October 31, 2008 and are currently past due. The notes and related accrued interest were convertible into shares of our common stock at $1.00 per share at the option of the holder. The convertible promissory notes were issued together with warrants to purchase 1,135,000 shares of our common stock at an original exercise price of $1.05 per share, exercisable for three years. Terms of the convertible notes and warrants provide that the conversion price of the notes and the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, subject to certain exceptions. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share. The discount on the convertible notes payable related to the allocation of value of the warrants and the beneficial conversion feature was valued at $1,135,000 and was amortized to interest expense in 2008. The fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: expected term of three years (contractual term), volatility of 400% (based on historical volatility), 0% dividend rate and interest rate of approximately 3%.

          In September 2008, the conversion price of certain of the convertible notes in an aggregate amount of $235,000 was reduced from $1.00 to $0.50. In addition, the conversion price of certain of the warrants to purchase an aggregate of 235,000 shares of our common stock was reduced from $1.05 to $0.50. On September 4, 2008, the fair value of the company’s stock was $0.50, so the beneficial conversion feature was not reset. Interest expense recorded related to these notes during the three months ended March 31, 2010 and 2009 was not material. In addition, we have recorded accrued interest of approximately $70,000 and $66,000 related to the convertible notes, which remains unpaid, as of March 31, 2010 and December 31, 2009, respectively. On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note in a private placement of our notes in May 2008 alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. We did not respond to the complaint and Mr. Rausch subsequently filed a Notice to Take by Default, which seeks a default judgment against us. We are not aware if a default judgment was entered against us but, if so, no enforcement of the judgment has occurred. Management is reviewing the merits of the complaint and will take appropriate action.

          Advance from Green Life, Inc. — In March 2010, we received an advance from Green Life in the amount of $50,000 under unspecified terms. In connection with the Green Life transactions described in Note 9, Subsequent Events, the Company and Green Life agreed to amend their understanding with respect to the advance and provide for terms which were substantially similar to the terms specified under the transaction (See Note 9).

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

          Stock Incentive Plans —In April 2009, we adopted our 2009 Equity Incentive Plan (“2009 Plan”), which allows for awards of qualified and non-qualified stock options for up to 3,000,000 shares of our common stock. In August 2009, our board of directors approved the adoption of our Amended and Restated 2009 Equity Incentive Plan (the “Amended 2009 Plan”). Our board of directors amended the 2009 Plan to increase the number of shares issuable under the 2009 Plan to 4,000,000 shares of our common stock.

          At March 31, 2010, options to purchase up to 2,085,000 shares of our common stock were outstanding and 1,565,000 shares were available for future grants or awards under our Amended 2009 Plan.

           Stock-based Compensation — Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers). During the three months ended March 31, 2010, we recorded $11,000 in stock-based compensation expense, classified as general and administrative, related to options. There was no stock based compensation expense related to options recognized during the three months ended March 31, 2009.

     There were no option grants during the three months ended March 31, 2010 and 2009.

          Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plan to certain employees and consultants, at prices at or above the fair market value on the date of grant.

          Option activity was as follows during the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding December 31, 2009	2,085	$0.07
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Options cancelled	—	—

Outstanding at March 31, 2010	2,085	$0.07	9.1 years	$—

Exercisable at March 31, 2010	675	$0.08	9.1 years	$—

          As of March 31, 2010, we had approximately $93,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately two years.

          The intrinsic value of stock options outstanding and exercisable at March 31, 2010 is based on the $0.01 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.01 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.01. The total fair value of options that vested during the three months ended March 31, 2010 was approximately $11,000. There were no options which vested during the three months ended March 31, 2009. There were no options exercised during the three months ended March 31, 2010 and 2009.

          Warrants —In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of the authoritative guidance related to warrants with down-round protection resulted in a cumulative effect of change in accounting principle of approximately $0.1 million, based on a per share price of $0.09 per share at January 1, 2009, which increased accumulated deficit and recorded a derivative liability for price adjustable warrants. At adoption, January 1, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 2.4 years, volatility equal to 400%, risk-free rate of 3.0% and dividend rate of 0%. The derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the consolidated statement of operations as other income (expense). At March 31, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 2.15 years, volatility equal to 400%, risk-free rate of 3.00% and dividend rate of 0%. During the three months ended March 31, 2009, the fair value decreased approximately $91,000, based on a per share price of $0.01 per share at March 31, 2009, which was recorded as other income. At March 31, 2010, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 1.15 years, volatility equal to 400%, risk free rate of .40% and a dividend rate of 0%. During the three months ended March 31, 2010, the fair value decreased approximately $1,000, based on a per share price of $0.01 per share at March 31, 2010, which was recorded as other income.

                    The following summarizes warrant activity during the three months ended March 31, 2010 (in thousands):

Warrants outstanding, December 31, 2009	3,429
Warrants issued	—
Warrants exercised	—
Warrants expired	—

Warrants outstanding, March 31, 2010	3,429

Weighted average exercise price, March 31, 2010	$0.77

Note 6. Related Party Transactions

          As further described in Note 4, we borrowed $985,000 from the chairman of our board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000 and subsequently replaced in 2009 by a third promissory note in the principal amount of $1,150,000. In February 2010, certain advances from our chairman of the board, which totaled $921,000, were replaced by a promissory note in the principal amount of $921,000.

          In February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and, as further described in Note 5, in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with warrants for 60,000 shares vested immediately and warrants for 15,000 shares vesting in monthly installments beginning on the first monthly anniversary of the date of the consulting agreement. The warrants expire on February 6, 2015. Upon a change of control of our company, which occurred on April 13, 2010 in connection with the Green Life transaction as described in Note 9, Subsequent Events, all obligations under the consulting agreement become immediately due and payable. The amounts due under the consulting agreement of $180,000 as of December 31, 2009, along with advances made to us by the chairman of our board of directors totaling $915,000 through December 31, 2009, are included in due to related parties on the accompanying condensed consolidated balance sheet as of December 31, 2009. As of February 12, 2010, these advances made to us by the chairman of our board of directors, which totaled $921,000, were replaced by a promissory note in the principal amount of $921,000, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies. Amounts due under the consulting agreement of $225,000 as of March 31, 2010 are included in due to related parties on the accompanying condensed consolidated balance sheet as of March 31, 2010.

          In April 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the officer will be entitled to annual base compensation of $240,000. As of March 31, 2010 and December 31, 2009, amounts due under the employment agreement, which total $220,000 and $160,000, respectively, remain unpaid and are included in due to related parties on the accompanying condensed consolidated balance sheet. Pursuant to the terms of a consulting agreement with Core Ventures Partners, LLC, a company owned by our CEO, we are obligated to pay aggregate cash consulting fees of $50,000 in consideration for the services our CEO provided to us during the period from January 1, 2009 in his capacity as a consultant until his appointment as an officer of our company on April 21, 2009. As of March 31, 2010 and December 31, 2009, such amounts remain unpaid. In April 2009, we also issued incentive options under the 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.09 per share to our CEO pursuant to his employment agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years. Upon a change of control of our company, which occurred on April 13, 2010 in connection with the Green Life transaction as described in Note 9, Subsequent Events, such options became immediately vested.

          In October 2009, we entered into an employment agreement (the “Daly Agreement”) with Mr. John Daly, pursuant to which Mr. Daly will serve as our Vice President of Broadcast Operations for a term beginning on October 6, 2009 (the “Effective Date”) and ending at any time upon termination by either party. Pursuant to the Daly Agreement, Mr. Daly will be entitled to annual base compensation of $180,000. Mr. Daly’s base salary shall accrue monthly, on the first business day of each calendar month, beginning on the Effective Date and payment of all or any portion of base salary shall be deferred by the Company until consummation of our sale of 10% convertible secured promissory notes, convertible into shares of our common stock, par value $0.001 per share, for aggregate proceeds of at least $5,000,000. Mr. Daly is also eligible to receive a target annual bonus of $50,000, with the actual amount to be determined by our board of directors. As of March 31, 2010 and December 31, 2009, amounts due under the Daly Agreement, which total $75,000 and $30,000, respectively, remain unpaid and are included in due to related parties on the accompanying condensed consolidated balance sheets. In October 2009, we also issued incentive options under the 2009 Plan to purchase up to 500,000 shares of our common stock at an exercise price of $0.02 per share to Mr. Daly pursuant to the Daly Agreement. The options vest in 1/36 monthly installments beginning on the first monthly anniversary of the grant date, over a period of three years. The options have a term of ten years. Upon a change of control of our company, which occurred on April 13, 2010 in connection with the Green Life transaction as described in Note 9, Subsequent Events, such options became immediately vested.

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

Note 8. Commitments and Contingencies

          Operating leases — We lease space for our corporate office in Las Vegas, Nevada on a month-to-month basis. Our rent expense under our operating lease was not material in the three months ended March 31, 2010 or 2009.

          Consulting Agreements — As discussed in Note 6, in February 2009, we entered into a three-year consulting agreement with the chairman of our board of directors, pursuant to which we will pay him monthly cash payments of $15,000, and in June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with warrants for 60,000 shares vesting immediately and warrants for 15,000 shares vesting in monthly installments beginning on the first month anniversary of the date of the consulting agreement. The warrants expire on February 6, 2015. Upon a change of control of our company, which occurred on April 13, 2010 in connection with the Green Life transaction as described in Note 9, Subsequent Events, all obligations under the consulting agreement become immediately due and payable.

          Severance Agreement – In August 2009, we entered into a severance agreement with our former President, pursuant to which we will pay him severance of $112,500, comprised of a cash payment of $12,500 upon completion of a financing or series of financings totaling at least $1.0 million, additional seven monthly cash payments of $10,000 each, and a final payment on the seventh month of $30,000, after we have consummated a financing or series of financings of at least $2.0 million. We believe it is reasonably possible we will pay the full $112,500, but no amounts have been accrued as of March 31, 2010 or December 31, 2009 given the contingent nature of the payments.

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

          The WGT Agreement provides that WGT will retain all right, title and interest in and to the intellectual property rights of the online WGT game, the golf course visuals, and any content provided by WGT, all software and technology, derivative works, embellishments, modifications and translations thereof, except for unique aspects, features and functionality created specifically for the WSGO Game. We retain all right, title and interest in and to the intellectual property rights to the World Series of Golf format, WSGO trademarks and content, and the WSGO website URL name. Furthermore, WSGO grants WGT a worldwide, limited, non-exclusive license to use, reproduce, adapt, incorporate, integrate, and display the World Series of Golf format and the WSGO trademarks in connection with the WSGO Game, and to provide links from the WGT website to the WSGO Game. Conversely, WGT grants WSGO a worldwide, limited, non-exclusive license to use, reproduce, display, and publicly perform the WSGO Game visuals in advertising and in any television broadcasts of live golf tournament events sponsored by WSGO, WGT or their affiliates. The WGT Agreement contemplates that WGT will create a hyperlink directly from its website to the WSGO Game. WSGO will create a hyperlink from its website to the WGT game site. During the three months ended March 31, 2010 and 2009, there were no fees incurred under this agreement, which has been placed on hold due to our funding constraints.

          Compass — On October 30, 2009, we entered into a letter agreement (the “Compass Agreement”) with Compass Entertainment LLC, a diversified entertainment production company based in Las Vegas, Nevada (“Compass”). Pursuant to the Compass Agreement, we granted to Compass an exclusive, worldwide license to produce and distribute the television content we generate from our annual World Series of Golf amateur golf tournament and from a series of live regional or “satellite” amateur golf tournaments that Compass will organize, promote and produce on our behalf. Compass is required to secure national television broadcasting for the programming content derived from our tournaments. Compass will pay all of the costs incurred to stage the live satellite tournaments and all costs to produce and distribute the television programming derived from each our tournaments. We also granted Compass the right to represent us for ninety days, subject to an additional ninety day extension period, in the promotion and commercialization of previously recorded programming derived from our past annual tournaments. Under the Compass Agreement, Compass will pay us the following amounts in consideration of the rights granted under the agreement: (i) 30% of the net aggregate player entry fees for each tournament staged by Compass, such amount to be calculated after deduction of all production costs and expenses incurred by Compass relating to such tournament, payable once annually following our annual championship tournament and (ii) 15% of all gross advertising and sponsorship revenue received in connection with the tournaments. The Compass Agreement has a term of five years and can be renewed annually by Compass for up to an additional five years. During the three months ended March 31, 2010 there were no payments under this agreement.

          Rausch Matter — On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note in a private placement of our notes in May 2008 (see Note 4, above) alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. We did not respond to the complaint and Mr. Rausch subsequently filed a Notice to Take by Default, which seeks a default judgment against us. We are not aware if a default judgment was entered against us but, if so, no enforcement of the judgment has occurred. Management is reviewing the merits of the complaint and will take appropriate action.

Note 9 — Subsequent Events

          On April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”), representing a controlling interest in our company, for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010.

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

          The convertible debenture has a stated interest rate of 8% and is due on April 13, 2011, unless earlier converted. The debenture (principal or interest, any portion thereof) is convertible either at the holder’s or our option at a price equal to 50% of the closing price of our common stock on the date of conversion. The note contains a blocker provision which restricts Green Life’s conversion of the note to the extent that the conversion would result in Green Life beneficially owning more than 4.99% of our outstanding common stock.

          Pursuant to the purchase agreement with Green Life, we are required a file a registration statement with the Securities and Exchange Commission for the resale of our common stock underlying the convertible Preferred Stock and convertible debenture.

          On April 13, 2010, we also entered into an exchange agreement with Green Life whereby we agreed to amend our understanding with regards to an advance in the amount of $50,000 from Green Life to the Company and exchange this advance for a new convertible debenture in the same form as the debenture described above. We are obligated to register the conversion shares for resale.

          In connection with the transactions above, John F. Slitz, our Secretary and Chairman of the Board agreed to sell $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000. As of the date of this filing, the sale has not been consummated.

          In connection with the Green Life transactions above, certain change of control provisions in employment and other contracts were triggered causing additional liability to the company. We have not accrued these additional liabilities as of March 31, 2010. In addition, under the 2009 Plan, all outstanding unvested options were immediately vested as of the date of the change of control.

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

          We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in each of 2007, 2008 and 2009. Due to insufficient capital, we will not host a tournament in May 2010, as we previously anticipated. We anticipate holding a series of tournaments at satellite locations and are contemplating a tournament in Las Vegas in 2010, although as of the date of this filing, these plans are uncertain due to our need for additional funding and, to a lesser degree, due to venue availability such as golf courses and hotel accommodations and transportation logistics. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints, we have delayed the launch of our multi-player online video game that we are building with our partner, The World Golf Tour, operator of www.wgt.com. We plan to offer through our website, www.worldseriesofgolf.com, a multi-player online video game which we intend to launch during the fourth quarter of 2010. The multi-player online video game is based on our unique method of play and is tied into a social network/web community where interested players can not only play the online version of The World Series of Golf but will also be able to communicate with each other, share information and buy related products online.

          We generate revenue primarily through entry fees paid by the amateur players entering our tournaments and advertising and sponsorship fees. We anticipate that, once we fully implement our online game strategy, revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

Recent Developments

          As we previously reported in our Current Report on Form 8-K, on April 13, 2010, we entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock (“Preferred Shares”), representing a controlling interest in our company, for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010. The proceeds of the investment were used primarily to pay certain past due trade payables and professional fees, which allowed us to prepare and file our annual report.

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

          The convertible debenture has a stated interest rate of 8% and is due on April 13, 2011, unless earlier converted. The debenture (principal or interest, any portion thereof) is convertible either at the holder’s or our option at a price equal to 50% of the closing price of our common stock on the date of conversion. The note contains a blocker provision which restricts Green Life’s conversion of the note to the extent that the conversion would result in Green Life beneficially owning more than 4.99% of our outstanding common stock.

          Pursuant to a registration rights agreement with Green Life also executed on April 13, 2010, we are required a file a registration statement with the Securities and Exchange Commission for the resale of our common stock underlying the convertible Preferred Stock and convertible debenture.

          On April 13, 2010, we also entered into an exchange agreement with Green Life whereby we agreed to amend our understanding with regards to an advance in the amount of $50,000 from Green Life to the Company and exchange this advance for a new convertible debenture in the same form as the debenture described above. We are obligated to register the conversion shares for resale.

          In connection with the transactions above, John F. Slitz, our Secretary and Chairman of the Board agreed to sell $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000. As of the date of this filing, the sale has not been consummated.

Cash Position, Going Concern and Recent Financing Activities

          We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, we had an accumulated deficit of approximately $13.4 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors and revenue provided by our sponsorships and advertising contracts, licensing arrangements and tournaments. The further development of our business will require capital. At March 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $4.4 million and approximately $12,000 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

          We used cash of approximately $44,000 and $151,000 in our operating activities in the three months ended March 31, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

          Our investing activities used cash of approximately $1,000 in both the three months ended March 31, 2010 and 2009. Changes in cash from investing activities are due to purchases of equipment.

          Our financing activities provided cash of approximately $56,000 and $110,000 in the three months ended March 31, 2010 and 2009, respectively. Changes in cash from financing activities are proceeds from related party advances and proceeds from issuance of convertible notes payable.

Recent Financing Activities

          In March 2010, we received an advance from Green Life in the amount of $50,000 under unspecified terms. In connection with the Green Life transactions described below, the Company and Green Life agreed to amend their understanding with respect to the advance and provide for terms which were substantially similar to the terms specified under the transaction.

          On April 13, 2010, we entered into a securities purchase agreement with Green Life pursuant to which Green Life agreed to purchase 2,000 shares of our Series A convertible preferred stock, representing a controlling interest in our company, for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000, representing an amendment of the terms of the $50,000 advance previously received from Green Life in March 2010. The total investment was $250,000 and the transaction closed on April 14, 2010.

          In February 2010, certain advances from our chairman of the board, which totaled $921,000, were replaced by a promissory note in the principal amount of $921,000, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies. As of March 31, 2010, we have recorded accrued interest payable of approximately $6,000 related to this convertible note payable to related party. The obligations under this additional promissory note are secured pursuant to a Security Agreement which grants to the Slitz Family Trust (of which John Slitz, Jr., our Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of our assets.

Going Concern

          In our Annual Report on Form 10-K for the year ended December 31, 2009, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended December 31, 2009 and 2008, which states that we have incurred negative cash flows from operations since inception, expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	For the three months ended March 31,

	2010	2009	$	%

	(in thousands)
Revenue
Sponsorship and advertising	$25	$—	$25
Licensing	—	—	—
Player fees	—	—	—

Total revenue	25	—	25

Cost of sales	—	23	(23)	-100%
Sales and marketing	—	3	(3)	-100%
General and administrative	244	351	(107)	-30%

Total expenses	244	377	(133)	-35%

Operating loss	(219)	(377)	158	42%

Other income (expense)
Interest expense	(33)	(114)	81	-71%
Change in derivative liability for price adjustable warrants	1	91	(90)	-99%

Total other expense	(32)	(23)	(9)	39%

Net loss	$(251)	$(400)	$149	37%

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

          Revenue. We generate revenue primarily through a combination of (i) the sale of sponsorships and advertising in connection with our tournaments, (ii) the license of our proprietary marks/brands, and (iii) entry fees paid by the players entering our golf tournaments. During the three months ended March 31, 2010 all of our revenue was derived from the recognition of an upfront non-refundable payment received from Pocket Kings, Ltd., operator of FullTilt.net, in 2009. The balance in unearned revenue related to this upfront payment has been completely amortized and we do not expect to recognize further revenue related to this contract. There were no revenues recognized in the three months ended March 31, 2009.

          In 2009, approximately 87% of our annual revenue was earned in the second quarter of the year due to the fact that we hold our tournament during the month of May. Due to our current shortage of working capital, we do not expect to hold our tournament in the second quarter of 2010.

          Cost of revenue. Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs and other event costs. Cost of revenue decreased in the three months ended March 31, 2010 compared to March 31, 2009. In the current year, we have not incurred any costs related to a planned tournament.

          Sales and marketing. Sales and marketing expense consists primarily of consulting, public relations, sales materials and advertising. Sales and marketing decreased in the three months ended March 31, 2010 compared to March 31, 2009 due to continued cost reductions in the current year.

          General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs. General and administrative expenses decreased in the three months ended March 31, 2010 compared to March 31, 2009 due to continued cost reductions in the current year.

          Interest Expense. In February 2009, as amended May 2009, the existing obligations (principal and accrued interest) under our second promissory note with the chairman of our board of directors were replaced by a third promissory note for $1,150,000. In connection with the refinancing of the obligations under the promissory note, we recorded $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder, and bears interest at 8% per annum and is convertible at the option of the holder at $0.50 per share. During the three months ended March 31, 2010 and 2009, we recorded interest expense of approximately $23,000 and $114,000, respectively, related to this note.

          In addition, during the three months ended March 31, 2010 and 2009, we recorded interest expense of approximately $4,000 and nil related to the $235,000 aggregate principal amount of convertible notes issued to certain investors.

          Change in Fair Value of Derivative Liability for Price Adjustable Warrants. In connection with warrants issued together with the convertible notes in 2008, the financial reporting (non-cash) effect of initial adoption of the accounting requirement under related authoritative guidance resulted in a cumulative effect of change in accounting principle of approximately $102,000, based on a per share price of our common stock of $0.09 at January 1, 2009, which increased accumulated deficit and recorded a derivative liability for price adjustable warrants. The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended March 31, 2010, the fair value decreased approximately $1,000 based upon a per share price of our common stock of $0.01 at March 31, 2010, which was recorded as other income. During the three months ended March 31, 2009, the fair value decreased approximately $91,000, based on a per share price of our common stock of $0.01 at March 31, 2009, which was recorded as other income.

Off-Balance Sheet Arrangements

          As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Joseph F. Martinez, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

          (b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note in a private placement of our notes in May 2008 alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. We did not respond to the complaint and Mr. Rausch subsequently filed a Notice to Take by Default, which seeks a default judgment against us. We are not aware if a default judgment was entered against us but, if so, no enforcement of the judgment has occurred. Management is reviewing the merits of the complaint and will take appropriate action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended March 31, 2010.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS

          The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010	WORLD SERIES OF GOLF, INC.

	By:	/s/ Joseph F. Martinez

Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.