Form 10-Q
period 2010-06-30
World Series of Golf, Inc.
filed 2010-08-20
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

☐ Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 333-140685

WORLD SERIES OF GOLF, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0719383
(State of Incorporation)	(I.R.S. Employer Identification No.)

10161 Park Run Drive, Suite 150
Las Vegas, NV 89145
(Address of Principal Executive Offices) (Zip Code)

(702) 740-1744
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 20, 2010, the Company had 22,151,561 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

World Series of Golf, Inc
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009

	(Unaudited)

ASSETS
Current assets:
Cash	$7,832	$453
Prepaid expenses and other assets	199,857	217,357

Total current assets	207,689	217,810

Equipment, net of accumulated depreciation of $22,320 and $18,215, respectively	19,080	22,249

Total assets	$226,769	$240,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,053,542	$1,079,909
Unearned revenue and player deposits	1,000	37,000
Convertible note and interest payable to related party	2,016,502	1,234,333
Convertible notes, net of debt discount of $193,667 and $0	291,333	235,000
Advances	65,000	—
Derivative liabilities	295,566	9,985
Due to related party	270,000	1,095,000
Accrued payroll	449,500	190,000
Other current liabilities	474,460	467,646

Total current liabilities	4,916,903	4,348,873

Commitments and contigencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: 2,000 and 0 shares issued and outstanding and June 30, 2010 and December 31, 2009	2	—
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized: 22,151,561 shares issued and outstanding	22,152	22,152
Additional paid-in capital	9,197,099	8,995,659
Accumulated deficit	(13,909,387)	(13,126,625)

Total stockholders’ deficit	(4,690,134)	(4,108,814)

Total liabilities and stockholders’ equity	$226,769	$240,059

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sponsorship and advertising	$—	$478,600	$25,000	$478,600
Player entry fees	—	790,500	—	790,500

Total revenue	—	1,269,100	25,000	1,269,100

Operating expenses:
Cost of revenue	—	1,456,346		1,479,514
Sales and marketing	—	59,945	—	62,845
General and administrative	410,933	746,488	655,090	1,096,768

Total operating expenses	410,933	2,262,779	655,090	2,639,127

Loss from operations	(410,933)	(993,679)	(630,090)	(1,370,027)

Other income (expense):
Interest and financing costs	(106,160)	(30,650)	(138,861)	(145,015)
Change in fair value of warrant liability	(14,714)	(22,062)	(13,811)	68,836

Total other income (expense)	(120,874)	(52,712)	(152,672)	(76,179)

Net loss	$(531,807)	$(1,046,391)	$(782,762)	$(1,446,206)

Loss per common share — basic and diluted:
Net loss per common share — basic diluted	$(0.02)	$(0.05)	$(0.04)	$(0.06)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	22,151,561	22,419,866	22,151,561	22,610,872

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statement of Stockholders’ Deficit
For The Six Months Ended June 30, 2010

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount

Balance, December 31, 2008	—	$—	22,803,999	$22,804	$8,867,173	$(10,778,332)	$(1,888,355)
Cumulative effect of change in accounting principle	—	—	—	—	—	(102,030)	(102,030)

Balance, January 1, 2009	—	$—	22,803,999	$22,804	$8,867,173	$(10,880,362)	$(1,990,385)

Warrants issued pursuant to convertible note due to related party	—	—	—	—	11,386	—	11,386
Shares and warrants issued and issuable for services	—	—	250,000	250	18,250	—	18,500
Issuance of shares in settlement of liability	—	—	112,500	113	6,637	—	6,750
Cancellation of shares previously issued for services	—	—	(1,364,938)	(1,365)	1,365	—	—
Compensation related to stock options and warrants	—	—	—	—	84,198	—	84,198
Options exercised in exchange for settlement of accounts payable	—	—	350,000	350	6,650	—	7,000
Net loss	—	—	—	—	—	(2,246,263)	(2,246,263)

Balance, December 31, 2009	—	$—	22,151,561	$22,152	$8,995,659	$(13,126,625)	$(4,108,814)

Compensation related to stock options and warrants	—	—	—	—	23,213	—	23,213
Issuance of 2,000 Series A preferred stock for $100 per share on April 13, 2010	2,000	2	—	—	199,998	—	200,000
Reclasify fair value of warrants to derivative liability	—	—	—	—	(21,771)	—	(21,771)
Net loss	—	—	—	—	—	(782,762)	(782,762)

Balance, June 30, 2010 (unaudited)	2,000	$2	22,151,561	$22,152	$9,197,099	$(13,909,387)	$(4,690,134)

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,

	2010	2009

	(unaudited)	(unaudited)
Operating activities:
Net loss	$(782,762)	$(1,446,206)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,105	3,758
Share-based payments of consulting and other expenses	23,213	67,021
Amortization of debt discount	56,333	11,000
Change in fair value of warrant liability	13,811	(68,836)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	17,500	(100,833)
Accounts payable	(26,368)	334,271
Unearned revenue and player deposits	(36,000)	8,000
Accrued interest on related party note payable	70,869	126,326
Due to related party	90,000	—
Accrued payroll	259,500	—
Other current liabilities	6,814	58,796

Net cash used in operating activities	(302,985)	(1,006,703)

Investing activities:
Purchases of property and equipment	(936)	(2,117)

Net cash used in financing activities	(936)	(2,117)

Financing activities:
Proceeds from issuance of Series A preferred stock	200,000	—
Proceeds from issuance of convertible debt	50,000	—
Proceeds from advances	65,000	—
Payments on convertible note-related party	(10,000)	—
Proceeds from advances from related parties	6,300	945,000

Net cash provided by financing activities	311,300	945,000

Net increase (decrease) in cash	7,379	(63,820)

Cash — beginning of period	453	121,334

Cash — end of period	$7,832	$57,514

Supplemental disclosure:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Supplemental non-cash investing and financing activities:
Conversion of amount due to related party to convertible note	$921,300	$—

Shares issued in settlement of liability	$—	$6,750

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Business and Organization

          On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc. (“WSG-NV”), a privately-held Nevada corporation engaged in the sports entertainment industry.

          The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated January 31, 2008, whereby WSG-NV merged with and into WSG Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary of ICP. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in ICP. This type of transaction is considered to be a recapitalization rather than a business combination. Accordingly, for accounting purposes, no goodwill or other intangible assets were recorded. On February 1, 2008, the Company merged with Acquisition Sub in a short form merger under Nevada law and changed its name to “World Series of Golf, Inc.”

          The Company is a sports entertainment company that hosts amateur golf tournaments and events and seeks to create branded products, games, media, and entertainment based on its proprietary golf tournament method of play, which is called “The World Series of Golf.” The Company has held three-day World Series of Golf tournaments in Las Vegas, Nevada during May in 2007, 2008, and 2009. Through its media partners, the Company broadcasts the tournaments on domestic and international television and via other media outlets as live events or as a produced series. The Company also sells sponsorships for the live tournaments and television coverage.

          On April 13, 2010, the Company entered into a securities purchase agreement with Green Life Inc. (“Green Life”) pursuant to which Green Life agreed to purchase 2,000 shares of the Company’s Series A convertible preferred stock (“Preferred Shares”), representing a controlling interest in the Company, for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000, representing an amendment of the terms of the $50,000 advance previously received from Green Life in March 2010. The total investment was $250,000 and the transaction closed on April 14, 2010.

Note 2: Going Concern

          The consolidated financial statements assume that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, the Company had an accumulated deficit of $13,909,387, negative cash flows from operations since inception, and expects to incur additional losses in the future as the Company continues to develop and grow the business. The Company has funded its losses primarily through sales of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by sponsorships and advertising contracts, licensing arrangements, and tournaments. The further development of the business will require capital. At June 30, 2010, the Company has a working capital deficit (current assets less current liabilities) of $4,709,214 and approximately $7,832 in cash.

          The Company is dependent on existing cash resources and external sources of financing to meet its working capital needs. Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements. The Company will seek additional financing to satisfy its working capital requirements. No assurances can be given that such capital will be available on acceptable terms, if at all. If the Company is unable to obtain any such additional financing or if such financing cannot be obtained on acceptable terms, the Company may be required to delay or scale back its operations, including the development of its online game, which would adversely affect its ability to generate future revenues and may force the Company to curtail or cease operating activities.

          To attain profitable operations, management’s plan is to execute its strategy of (1) increasing the number of tournaments; (2) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (3) continuing the development of the online game; and (4) continuing to build sponsorship, advertising, and related revenue, including license fees related to the sale of branded merchandise. The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations. Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for each period presented. The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

Principles of Consolidation

          The Company’s consolidated financial statements include the accounts of World Series of Golf, Inc. and the Company’s wholly-owned subsidiary, WSG Online, Inc. Intercompany balances and transactions have been eliminated.

Use of Estimates

          The preparation of financial statements, in conformity with Generally Accepted Accounting Principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates, inherent in preparing the consolidated financial statements, include estimates as to valuation of fair value for goods and services received in barter transactions, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Equipment

          Equipment is stated at cost and depreciated using the straight-line method over estimated useful life of five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue Recognition

          Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. The Company derives its revenues from sponsorship and advertising, license agreements, and player entry fees. Sponsorship and advertising revenue includes fees obtained for the right to sponsor the Company’s tournament events and for advertising in the Company’s television programming.

          The Company recognizes revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement, either upon completion of the tournament, publication, or airing of the advertising. Upfront non-refundable payments, where the Company is providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions, in which the Company receives goods or services in exchange for sponsorship of tournaments, are recorded at fair value.

          The Company recognizes revenue related to player entry fees upon the successful completion of a scheduled tournament. The Company records player entry fees revenue on a net basis, in that the Company does not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

Fair Value Measurements

          For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the convertible notes approximate their fair values based on current rates of interest for instruments with similar characteristics.

          ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets, and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments, their expected realization, and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

          The Company’s warrant liability is carried at fair value totaling $295,566 and $9,985, as of June 30, 2010 and December 31, 2009, respectively. The Company used Level 2 inputs for its valuation methodology for the warrant liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010	December 31, 2009

Annual dividend yield	—	—
Expected life (years)	0.9	1.4
Risk-free interest rate	0.32%	0.40%
Expected volatility	400%	400%

          Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and conversion options. The Company has no reason to believe future volatility, over the expected remaining life of these warrants, will differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options. The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value As of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy

		Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$41,033	—	$41,033	—
Beneficial conversion feature	254,533	$—	254,533	$—

Total	$295,566	$—	$295,566	$—

          The Company recognized a loss for the three and six months ended June 30, 2010 of $14,714 and $13,811, respectively. For the three and six months ended June 30, 2009, the Company recognized a loss of $22,062 and a gain of $68,836, respectively.

          The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Net Loss Per Common Share

          Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options, and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	June 30,

	2010	2009

Convertible notes	76,350,847	2,770,000
Stock options	2,085,000	2,265,000
Warrants	3,429,000	3,229,000

	81,864,847	8,264,000

Stock-Based Compensation

          The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value on the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

          The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Income Taxes

          The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of change in tax laws and rates on the date of enactment.

          Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Recently Issued Accounting Standards

          In October 2009, the FASB issued Accounting Standards Update 2009-15 (“ASU 2009-15”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance, in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

          On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

          On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

          On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature, related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another, is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

          In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Note 4: Convertible Notes – Related Party

          Convertible notes payable at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Convertible notes	$1,861,300	$1,150,000
Accrued interest	155,202	84,333

	$2,016,502	$1,234,333

          In January 2008, the original promissory note due to the chairman of the board of directors, in the amount of $985,000, was replaced by a second promissory note issued in the principal amount of $961,000, bearing interest at a rate of 12% per annum, with monthly interest-only payments of $9,606.87, and due on the first day of each month beginning February 1, 2008. The second promissory note was due on January 1, 2009. The note (principal and accrued interest) was convertible, at the sole option of the holder, into common shares at a conversion price of $1.00 per common share, subject to customary adjustments. The conversion price was changed to $0.50 per share in November 2008. Obligations under the second promissory note were collateralized by all of the Company’s tangible and intangible assets.

          In February 2009, as amended May 2009, the existing obligations (principal and accrued interest) under the second promissory note were replaced by a third promissory note in the principal amount of $1,150,000. In connection with the refinancing of the obligations under the second promissory note, the Company recorded $78,000 in February 2009 as a financing fee. The new note is payable within five days after the demand of the holder and bears interest at 8% per annum. The note is convertible at the option of the holder, and conversion is at $0.50 per share. In connection with the third promissory note, the Company issued the holder warrants to purchase 1,150,000 shares of the Company’s common stock at an exercise price of $0.50 per share through February 1, 2016.

          In February 2010, certain advances from the chairman of the board, which totaled $921,300, were replaced by a promissory note in the principal amount of $921,300, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies.

          In connection with the Green Life transactions described in Note 5, John F. Slitz, our Secretary and Chairman of the Board agreed to assign $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000. Pursuant to this assignment, the Company issued a $200,000 convertible note to Augustine Fund, L.P. (“Augustine”)

          The obligations under this additional promissory note are secured pursuant to a Security Agreement, which grants to the Slitz Family Trust (of which John Slitz, Jr., the Company’s Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of the Company’s assets.

          During the three and six months ended June 30, 2010, the Company recorded interest expense of $41,729 and $70,869, respectively, and during the three and six months ended June 30, 2009, the Company recorded interest expense of $23,000 and 137,326, respectively, related to the obligations under this convertible note payable to related party.

Note 5: Convertible Notes

          In May and June 2008, the Company issued convertible promissory notes in an aggregate amount of $1,135,000 to certain investors. In December 2008, $900,000 of the convertible notes were converted into common stock at $1.00 per share. The remaining notes have a principal amount of $235,000, bear interest at 6% per annum, are convertible at $0.50, were repayable on or before October 31, 2008, and are currently past due.

          In March, 2010, the Company received an advance from Green Life Inc. (“Green Life”) in the amount of $50,000. On April 13, 2010, the Company entered into a securities purchase agreement with Green Life pursuant to which the Company issued to Green Life an unsecured convertible debenture in the principal amount of $50,000 and canceled the advance of $50,000. The convertible note bears interest at 8% per annum, matures on March 31, 2011, and is convertible into shares of common stock at 50% of the closing bid price at the date of conversion. At June 30, 2010, the conversion rate was $0.007. The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance. The Company recorded a $50,000 debt discount related to the beneficial conversion feature. During the six months ended June 30, 2010, the Company amortized $12,500 of the debt discount, which is included in interest and financing costs in the accompanying consolidated statements of operations.

          On April 13, 2010, the Company assigned $1,000,000 of the amount due to John Slitz to Green Life and pursuant to an exchange agreement entered into on April 13, 2010, Augustine exchanged $200,000 for a convertible note with an aggregate principal balance of $200,000. The convertible note bears interest at 8% per annum, matures on April 13, 2011, and is convertible into shares of common stock at 50% of the closing bid price at the date of conversion. At June 30, 2010, the conversion rate was $0.007. The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance. The Company recorded a $200,000 debt discount related to the beneficial conversion feature. During the six months ended June 30, 2010, the Company amortized $43,833 of the debt discount, which is included in interest and financing costs in the accompanying consolidated statements of operations.

          The following table summarizes the convertible notes:

Description	Amount

Balance, December 31, 2009	$235,000
Additional notes	50,000
Exchange of notes	200,000
Discount on additional notes	(250,000)
Amortization of discount	56,333

Balance, June 30, 2010	$291,333

          The Company recorded interest expense of $8,093 and $11,623 for the three and six months ended June 30, 2010, respectively, and $7,050 for the three and six months ended June 30, 2009, respectively.

Note 6: Stockholders’ Equity (Deficit)

          On April 13, 2010, the Company entered into a securities purchase agreement with Green Life Inc. (“Green Life”), pursuant to which Green Life agreed to purchase 2,000 shares of Series A convertible preferred stock (“Preferred Shares”), representing a controlling interest in the company, for an aggregate purchase price of $200,000 and a convertible debenture in the principal amount of $50,000. The total investment was $250,000 and the transaction closed on April 14, 2010.

          In connection with the purchase agreement, the Company executed a Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock, which will be filed with the Secretary of the State of Nevada (“Certificate of Designation”). Under the Certificate of Designation, at any time after September 1, 2010, the Preferred Shares are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of the Company’s common stock for the five (5) consecutive trading days prior to conversion. The Certificate of Designation provides that the Preferred Shares shall vote together with the common stock and have 51% of the voting power. It also contains certain approval rights of the holders of the Preferred Shares, which requires the Company to obtain the consent of at least 75% of the outstanding Preferred Shares before taking certain corporate actions such as a merger, payment of dividends, making certain capital expenditures, and the like.

          On April 13, 2010, the Company issued a $50,000 convertible note to Green Life and exchanged debt for a $200,000 convertible note to Augustine. The conversion rate for each of the notes is 50% of the closing bid price at the date of conversion. The Company determined that these notes contained a beneficial conversion feature that would need to be bifurcated from the host instrument because theoretically, the Company would not have enough authorized shares to satisfy the conversion. The Company determined that the warrants that had been classified in equity should be reclassified to derivative liability because the number of potential dilutive shares exceeds the authorized shares. The Company reclassified the warrant’s fair value of $21,771 from equity to derivative liability on April 13, 2010. The Company determined the fair value of the warrants using the Black-Scholes model with the following assumptions.

•	Risk free interest rate -	between.32% and 2.58%
•	Expected life (year) -	between.88 and 4.39
•	Volatility	400%
•	Annual rate of dividends	0%

Note 7: Related Party Transactions

          As further described in Note 4, the Company borrowed $985,000 from the chairman of the board of directors, pursuant to terms of a promissory note, subsequently replaced in 2008 by a second promissory note in the principal amount of $961,000, and subsequently replaced in 2009 by a third promissory note in the principal amount of $1,150,000. In February 2010, certain advances from the chairman of the board, which totaled $921,300, were replaced by a promissory note in the principal amount of $921,300. The Company paid $10,000 of principal in June 2010.

          In February 2009, the Company entered into a three-year consulting agreement with the chairman of the board of directors, pursuant to which the Company would pay him monthly cash payments of $15,000. As of June 30, 2010 and December 31, 2009, the amounts due under the contract were $270,000 and $180,000. The Company recorded an expense related to the consulting agreement of $45,000 and $90,000 for the three and six months ended June 30, 2010, respectively, and $45,000 and $90,000 for the three and six months ended June 30, 2009, respectively.

Note 8: Income Taxes

          The Company continues to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined to be more likely than not. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed, using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the estimated change in valuation allowance, which is more likely to result due to taxable losses anticipated for the applicable fiscal year.

Note 9: Commitments and Contingencies

          Rausch Matter — On March 24, 2010, a summons and complaint was filed against the Company by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of the Company’s notes in May 2008 (see Note 5, above), alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. The case is currently in discovery.

Note 10: Subsequent Events

          On August 13, 2010, Joseph Martinez resigned as our chief executive officer, chief financial officer, treasurer, and director; Joseph Slitz resigned as our chairman and director; James Tilton was elected our director and chief financial officer; and Patrick Brown was elected our chief executive officer and treasurer. In connection with the resignation of Mr. Martinez, we entered into an agreement of termination and release with Mr. Martinez, pursuant to which Mr. Martinez’s employment agreement was terminated, the parties provided mutual releases, the Company agreed to pay Mr. Martinez $15,000 in cash per month over a three-year period, and the Company issued Mr. Martinez a three-year note in the principal amount of $275,000. In connection with the resignation of Mr. Slitz, we entered into an agreement of termination and release with Mr. Slitz, pursuant to which Mr. Slitz’s consulting agreement was terminated, the Company agreed to pay Mr. Slitz $15,000 in cash per month over a three-year period, the Company agreed to issue Mr. Slitz $200,000 in stated value of preferred stock (with terms to be agreed upon by the parties), the parties agreed to amend and restate the amended and convertible promissory note, dated May 28, 2009, issued by the Company to The Slitz Family Trust (with terms to be agreed upon by the parties), and the Company’s obligations with respect to $270,000 owed to Mr. Slitz for serviced provided shall remain outstanding (which amount shall be reduced by the $15,000 in cash per month over three month the Company agreed to pay).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Statements contained herein may be forward-looking statements. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties, and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the appeal and acceptance of our proprietary method of play and our planned online products; (3) the success or failure of our development of additional products and services; (4) our ability to maintain, attract and integrate management personnel; (5) our ability to secure suitable broadcast and sponsorship agreements; (6) our ability to effectively market and sell our services to current and new customers; (7) changes in the rules and regulations governing our business; (8) the intensity of competition; and (9) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. Except as required by applicable securities laws, we undertake no duty to update, supplement, or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Report.

          On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc. (“WSG-NV”), a privately-held Nevada corporation engaged in the sports entertainment industry.

          The acquisition was consummated pursuant to an agreement and plan of merger, dated January 31, 2008, whereby WSG-NV merged with and into WSG Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary of ICP. This transaction is commonly referred to as a “reverse acquisition,” in which all of the outstanding capital stock of WSG-NV was effectively exchanged for a controlling interest in ICP. This type of transaction is considered to be a recapitalization rather than a business combination. Accordingly, no goodwill or other intangible assets were recorded and WSG-NV was considered to be the acquirer for financial reporting purposes. Our historical financial statements for any period prior to January 31, 2008 are those of WSG-NV. On February 1, 2008, we merged with Acquisition Sub in a short form merger under Nevada law and changed our name to “World Series of Golf, Inc.”

          We are a sports entertainment company that hosts amateur golf tournaments and events and seeks to create branded products, games, media, and entertainment based on our proprietary golf tournament method of play which we call “The World Series of Golf.” We believe our unique method of play enhances the entertainment value of the skilled game of golf by incorporating elements of strategy similar to those found in “Texas Hold ‘Em”, a popular style of the card game poker.

          We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in 2007, 2008 and 2009. Due to insufficient capital, we have not hosted a tournament in 2010, as we previously anticipated. We anticipate holding a series of tournaments at satellite locations and are contemplating a tournament in Las Vegas in 2010, although, as of the date of this filing, these plans are uncertain due to our need for additional funding and, to a lesser degree, due to venue availability such as golf courses, hotel accommodations, and transportation logistics. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints, we have delayed the launch of our multi-player online video game that we are building with our partner, The World Golf Tour, operator of www.wgt.com. We plan to offer through our website, www.worldseriesofgolf.com, a multi-player online video game which we intend to launch during the fourth quarter of 2010. The multi-player online video game is based on our unique method of play and is tied into a social network/web community where interested players can not only play the online version of The

World Series of Golf, but will also be able to communicate with each other, share information, and buy related products online.

          We generate revenue primarily through entry fees paid by the amateur players entering our tournaments, advertising, and sponsorship fees. We anticipate that, once we fully implement our online game strategy, revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

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

          In connection with the purchase agreement, we executed a Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock, which will be filed with the Secretary of the State of Nevada (“Certificate of Designation”). Under the Certificate of Designation, at any time after September 1, 2010, the Preferred Shares are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of our common stock for the five (5) consecutive trading days prior to conversion. The Certificate of Designation provides that the Preferred Shares shall vote together with the common stock and have 51% of the voting power. It also contains certain approval rights of the holders of the Preferred Shares, which require us to obtain the consent of at least 75% of the outstanding Preferred Shares before taking certain corporate actions such as a merger, payment of dividends, making certain capital expenditures, and the like.

          The convertible debenture has a stated interest rate of 8% and is due on March 31, 2011, unless earlier converted. The debenture (principal or interest, any portion thereof) is convertible either at the holder’s or our option at a price equal to 50% of the closing price of our common stock on the date of conversion. The note contains a blocker provision which restricts Green Life’s conversion of the note to the extent that the conversion would result in Green Life beneficially owning more than 4.99% of our outstanding common stock.

          Pursuant to a registration rights agreement with Green Life also executed on April 13, 2010, we are required to file a registration statement with the Securities and Exchange Commission for the resale of our common stock underlying the convertible Preferred Stock and convertible debenture.

Cash Position, Going Concern and Recent Financing Activities

          We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, we had an accumulated deficit of approximately $13,909,387, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by our sponsorships and advertising, contracts, licensing arrangements, and tournaments. The further development of our business will require capital. At June 30, 2010, we had a working capital deficit (current assets less current liabilities) of $4,709,214 and $7,832 in cash. Our operating expenses will consume a material amount of our cash resources.

          We are still in the early stages of executing our business strategy. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments. If management deems necessary, we might also seek additional loans from related parties. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

Discussion of Cash Flows

          We used cash of approximately $302,985 and $1,006,703 in our operating activities in the six months ended June 30, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

          Our investing activities used cash of $936 and $2,117 in the six months ended June 30, 2010 and 2009, respectively for the purchase of equipment.

          Our financing activities provided cash of approximately $311,300 and $945,000in the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, we received $200,000 through the issuance of Series A preferred stock, $50,000 from the issuance of convertible debt, 65,000 from advances, and $6,300 as an advance from a related party. We paid $10,000 to a related party. During the six months ended June 30, 2009, we received advances of $945,000 from a related party.

Recent Financing Activities

          In March 2010, we received an advance from Green Life in the amount of $50,000 under unspecified terms. In connection with the Green Life transactions described below, we agreed to amend Green Life and our understanding with respect to the advance and provide for terms, which were substantially similar to the terms specified under the transaction.

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

          In February 2010, certain advances from our chairman of the board, which totaled $921,300, were replaced by a promissory note in the principal amount of $921,300, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies. The obligations under this additional promissory note are secured pursuant to a security agreement, which grants to the Slitz Family Trust (of which John Slitz, Jr., our Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of our assets.

Going Concern

          In our Annual Report on Form 10-K for the year ended December 31, 2009, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended December 31, 2009 and 2008, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          To attain profitable operations, management’s plan is to execute its strategy of (1) increasing the number of tournaments; (2) leveraging the existing tournament to generate ancillary revenue streams via Internet TV or other venues; (3) continuing the development of the online game; and (4) continuing to build sponsorship, advertising, and related revenue, including license fees related to the sale of branded merchandise. We will continue to be dependent on outside capital to fund our operations for the foreseeable future. Any financing we obtain may further dilute, or otherwise impair, the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay, or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

          On August 13, 2010, Joseph Martinez resigned as our chief executive officer, chief financial officer, treasurer, and director; Joseph Slitz resigned as our chairman and director; James Tilton was elected our director and chief financial officer; and Patrick Brown was elected our chief executive officer and treasurer. In connection with the resignation of Mr. Martinez, we entered into an agreement of termination and release with Mr. Martinez, pursuant to which Mr. Martinez’s employment agreement was terminated, the parties provided mutual releases, the Company agreed to pay Mr. Martinez $15,000 in cash per month over a three-year period, and the Company issued Mr. Martinez a three-year note in the principal amount of $275,000. In connection with the resignation of Mr. Slitz, we entered into an agreement of termination and release with Mr. Slitz, pursuant to which Mr. Slitz’s consulting agreement was terminated, the Company agreed to pay Mr. Slitz $15,000 in cash per month over a three-year period, the Company agreed to issue Mr. Slitz $200,000 in stated value of preferred stock (with terms to be agreed upon by the parties), the parties agreed to amend and restate the amended and convertible promissory note, dated May 28, 2009, issued by the Company to The Slitz Family Trust (with terms to be agreed upon by the parties), and the Company’s obligations with respect to $270,000 owed to Mr. Slitz for serviced provided shall remain outstanding (which amount shall be reduced by the $15,000 in cash per month over three month the Company agreed to pay).

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

	Three Months Ended June 30,		Change

	2010	2009	$	%

Sponsorship and advertising	$—	$478,600	$(478,600)	(100)%
Player entry fees	—	790,500	(790,500)	(100)%

Total revenue	—	1,269,100	(1,269,100)	(100)%

Operating expenses:
Cost of revenue	—	1,456,346	(1,456,346)	(100)%
Sales and marketing	—	59,945	(59,945)	(100)%
General and administrative	410,933	746,488	(335,555)	(45)%

Total operating expenses	410,933	2,262,779	(1,851,846)	(82)%

Gain (loss) from operations	(410,933)	(993,679)	582,746	(59)%

Other income (expense):
Interest and financing costs	(106,160)	(30,650)	(75,510)	246%
Change in fair value of warrant liability	(14,714)	(22,062)	7,348	(33)%

Total other income (expense)	(120,874)	(52,712)	(68,162)	129%

Net loss	$(531,807)	$(1,046,391)	$514,584	(49)%

          Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the three months ended June 30, 2010, we did not generate revenues compared to $1,269,100 for the three months ended June 30, 2009. Due to the lack of capital, we were unable to host our tournament during the second quarter of 2010 as we had hosted in the second quarter of 2009.

          Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs. Cost of revenue decreased in the three months ended June 30, 2010 compared to June 30, 2009. During the three months ended June 30, 2010, we did not incur any costs related to a planned tournament.

          Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising. Sales and marketing decreased in the three months ended June 30, 2010 compared to June 30, 2009 due to continued cost reductions in the current year.

          General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased in the three months ended June 30, 2010 compared to June 30, 2009 due to continued cost reductions in the current year.

          Interest and Financing Costs: Interest and financing costs increased $75,510 or 246% in the three months ended June 30, 2010 compared to 2009 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter. In February 2010, we converted advances from a related party to a convertible note in the amount of $921,300 with an 8% interest rate. Also, in May, we issued a $50,000 convertible note with an interest rate of 8% and convertible at 50% of the closing price on the date of conversion, which we determined had a beneficial conversion feature with a value of $50,000. We also exchanged $200,000 of debt for a convertible note with similar terms to the $50,000 note, which we determined had a beneficial conversion feature with a value of $200,000. During the three months ended June 30, 2010, we amortized $56,333 of the debt discount which is recorded in “interest and financing costs” on the consolidated statement of operations.

          Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended June 30, 2010, the fair value increased $14,174 due to the increase in share price from $0.01 at March 31, 2010 to $0.014 at June 30, 2010. During the three months ended June 30, 2009, the fair value increased $22,062 due to the increase in share price from $0.01 at March 31, 2009 to $0.03 at June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

	Six Months Ended June 30,		Change

	2010	2009	$	%

	(unaudited)	(unaudited)

Sponsorship and advertising	$25,000	$478,600	$(453,600)	(95)%
Player entry fees	—	790,500	(790,500)	(100)%

Total revenue	25,000	1,269,100	(1,244,100)	(98)%

Operating expenses:
Cost of revenue		1,479,514	(1,479,514)	(100)%
Sales and marketing	—	62,845	(62,845)	(100)%
General and administrative	655,090	1,096,768	(441,678)	(40)%

Total operating expenses	655,090	2,639,127	(1,984,037)	(75)%

Gain (loss) from operations	(630,090)	(1,370,027)	739,937	(54)%

Other income (expense):
Interest and financing costs	(138,861)	(145,015)	6,154	(4)%
Change in fair value of warrant liability	(13,811)	68,836	(82,647)	(120)%

Total other income (expense)	(152,672)	(76,179)	(76,493)	100%

Net loss	$(782,762)	$(1,446,206)	$663,444	(46)%

          Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the six months ended June 30, 2010, we generated revenues of $25,000 compared to $1,269,100 for the six months ended June 30, 2009. Due to the lack of capital, we were unable to host our tournament during the second quarter of 2010 as we had hosted in the second quarter of 2009.

          Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs. Cost of revenue decreased in the six months ended June 30, 2010 compared to June 30, 2009. During the six months ended June 30, 2010, we did not incur any costs related to a planned tournament.

          Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising. Sales and marketing decreased in the six months ended June 30, 2010, compared to June 30, 2009, due to continued cost reductions in the current year.

          General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased in the six months ended June 30, 2010, compared to June 30, 2009, due to continued cost reductions in the current year.

          Interest and Financing Costs: Interest expense decreased $6,154 or 4% in the six months ended June 30, 2010. In February 2010, we converted advances from a related party to a convertible note in the amount of $921,300 with an 8% interest rate. Also, in May, we issued a $50,000 convertible note with an interest rate of 8% and convertible at 50% of the closing price on the date of conversion, which we determined had a beneficial conversion feature with a value of $50,000. We also exchanged $200,000 of debt for a convertible note with similar terms to the $50,000 note, which we determined had a beneficial conversion feature with a value of $200,000. During the six months ended June 30, 2010, we amortized $56,333 of the debt discount which is recorded in “interest and financing costs” on the consolidated statement of operations. During the six months ended June 30, 2009, we recorded $78,000 as an interest and financing cost related to the refinancing of the $1,150,000 related party convertible note.

          Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the six months ended June 30, 2010, the fair value increased $13,811 due to the increase in share price from $0.01 at December 31, 2009 to $0.014 at June 30, 2010. During the six months ended June 30, 2009, the fair value decreased $68,836 due to the decrease in share price from $0.09 at December 31, 2009, to $0.03 at June 30, 2009.

Off-Balance Sheet Arrangements

          As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations, and require management’s difficult, subjective, or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates

          The preparation of financial statements, in conformity with U.S. Generally Accepted Accounting Principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and accrued derivative liabilities. Actual results could differ from these estimates upon which the carrying values were based.

Revenue Recognition

          Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. We derive our revenues from sponsorship and advertising, license agreements, and player entry fees. Sponsorship and advertising revenue includes fees obtained for the right to sponsor our tournament events and for advertising in our television programming.

          We recognize revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament, as set forth in the sponsorship or advertising agreement, either upon completion of the tournament, publication or airing of the advertising. Upfront non-refundable payments, where we are providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions, in which we receive goods or services in exchange for sponsorships of tournaments, are recorded at fair value.

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

Warrant Liability

          We apply ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. Using the criteria in ASC 815, we determine which instruments or embedded features that require liability accounting and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “Change in fair value of warrant liability.”

Fair Value Measurements

          For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the convertible notes approximate their fair values based on current rates of interest for instruments with similar characteristics.

          ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments we hold. ASC Topic 825, “Financial Instruments” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments, their expected realization, and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

          We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Stock-based Compensation

          We record stock-based compensation in accordance with ASC Topic 718 “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value on the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, our volatility is based on the historical volatility of our stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

          We use the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables, including the expected life of options granted and our expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recently Issued Accounting Standards

          In October 2009, the FASB issued Accounting Standards Update 2009-15 (“ASU 2009-15”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance, in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

          On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

          On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

          On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature, related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another, is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

          In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4: Controls and Procedures

          (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective, on a timely basis, in recording, processing, summarizing, and reporting information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

          (b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

          On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of our notes in May 2008 alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. The case is currently in discovery.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3: Defaults Upon Senior Securities

          None.

Item 4: (Removed and Reserved)

Item 5: Other Information

          None.

Item 6: Exhibits

3.1	Certificate of Designation of Series A Convertible Preferred Stock (filed as exhibit to 8-K filed on April 19, 2010 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated April 13, 2010, by and between the Company and Green Life, Inc. (filed as exhibit to 8-K filed on April 19, 2010 and incorporated herein by reference)

10.2	$50,000 8% Convertible Debenture dated of March 31, 2010 in favor of Green Life, Inc. (filed as exhibit to 8-K filed on April 19, 2010 and incorporated herein by reference)

10.3	Exchange Agreement dated as of April 13, 2010 by and between World Series of Golf, Inc. and Augustine Fund L.P. (filed as exhibit to 8-K filed on April 19, 2010 and incorporated herein by reference)

10.4	$200,000 8% Convertible Debenture dated as of April 13, 2010 in favor of Augustine Fund L.P. (filed as exhibit to 8-K filed on April 19, 2010 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2010	WORLD SERIES OF GOLF, INC.

	By:	/s/ James Tilton

Chief Financial Officer,
(Principal Financial Officer)