Form 10-Q
period 2010-09-30
World Series of Golf, Inc.
filed 2010-11-12
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 333-140685

WORLD SERIES OF GOLF, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	87-0719383 (I.R.S. Employer Identification No.)

10161 Park Run Drive, Suite 150
Las Vegas, NV  89145
 (Address of Principal Executive Offices) (Zip Code)

(702) 740-1744
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

As of November 12, 2010, the Company had 22,151,561 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements
World Series of Golf, Inc
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Current assets:
Cash	$71,180	$453
Prepaid expenses and other assets	216,939	217,357
Total current assets	288,119	217,810

Equipment, net of accumulated depreciation of $24,407 and $18, 215, respectively	16,993	22,249

Total assets	$305,112	$240,059

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,082,361	$1,079,909
Unearned revenue and player deposits	1,000	37,000
Convertible note and interest payable to related party, net of debt discount of $35,000 and $0	2,054,556	1,234,333
Convertible notes, net of debt discount of $235,745 and $0	249,255	235,000
Advances	65,000	-
Derivative liabilities	771,666	9,985
Due to related party	291,300	1,095,000
Accrued payroll	499,700	190,000
Other current liabilities	486,550	467,646
Total current liabilities	5,501,388	4,348,873

Convertible notes payable, non-current, net of discounts of $129,308 and $0	117,192	-

Total liabilities	5,618,580	4,348,873

Commitments and contigencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: 2,000 and 0 shares
issued and outstanding and September 30, 2010 and December 31, 2009	2	-
Common stock and additional paid in capital, $0.001 par value; 90,000,000
shares authorized: 22,151,561 shares issued and outstanding	22,152	22,152
Additional paid-in capital	9,279,220	8,995,659
Accumulated deficit	(14,614,842)	(13,126,625)
Total stockholders' deficit	(5,313,468)	(4,108,814)

Total liabilities and stockholders' equity	$305,112	$240,059

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sponsorship and advertising	$-	$195,000	$25,000	$673,600
Player entry fees	-	-		790,500

Total revenue	-	195,000	25,000	1,464,100

Operating expenses:
Cost of revenue	-	279,043	-	1,758,557
Sales and marketing	-	-	-	62,845
General and administrative	269,201	434,732	924,291	1,531,500
Total operating expenses	269,201	713,775	924,291	3,352,902

Loss from operations	(269,201)	(518,775)	(899,291)	(1,888,802)

Other income (expense):
Interest and financing costs	(422,706)	(25,485)	(561,567)	(170,500)
Interest income	2,333	-	2,333	-
Change in fair value of warrant liability	(15,881)	11,742	(29,692)	80,578
Total other income (expense)	(436,254)	(13,743)	(588,926)	(89,922)

Net loss	$(705,455)	$(532,518)	$(1,488,217)	$(1,978,724)

Loss per common share -- basic and diluted:
Net loss per common share -- basic diluted	$(0.03)	$(0.02)	$(0.07)	$(0.09)

Weighted average shares outstanding used in computing net
loss per share -- basic and diluted	22,151,561	21,885,257	22,151,561	22,366,342

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statement of Stockholders'  Deficit
For The Nine Months Ended September 30, 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	-	$-	22,803,999	$22,804	$8,867,173	$(10,778,332)	$(1,888,355)
Cumulative effect of change in accounting principle	-	-	-	-	-	(102,030)	(102,030)
Balance, January 1, 2009	-	$-	22,803,999	$22,804	$8,867,173	$(10,880,362)	$(1,990,385)

Warrants issued pursuant to convertible note due to related party	-	-	-	-	11,386	-	11,386
Shares and warrants issued and issuable for services	-	-	250,000	250	18,250	-	18,500
Issuance of shares in settlement of liability	-	-	112,500	113	6,637	-	6,750
Cancellation of shares previously issued for services	-	-	(1,364,938)	(1,365)	1,365	-	-
Compensation related to stock options and warrants	-	-	-	-	84,198	-	84,198
Options exercised in exchange for settlement of accounts payable	-	-	350,000	350	6,650	-	7,000
Net loss	-	-	-	-	-	(2,246,263)	(2,246,263)

Balance, December 31, 2009	-	$-	22,151,561	$22,152	$8,995,659	$(13,126,625)	$(4,108,814)

Compensation related to stock options and warrants	-	-	-	-	105,334	-	105,334
Issuance of 2,000 Series A preferred stock
for $100 per share on April 13, 2010	2,000	2	-	-	199,998	-	200,000
Reclasify fair value of warrants to derivative liability	-	-	-	-	(21,771)	-	(21,771)
Net loss	-	-	-	-	-	(1,488,217)	(1,488,217)

Balance, September 30, 2010 (unaudited)	2,000	$2	22,151,561	$22,152	$9,279,220	$(14,614,842)	$(5,313,468)

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010		2009
	(unaudited)		(unaudited)
Operating activities:
Net loss		$(1,488,217)	$(1,978,724)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation		6,192	4,706
Share-based payments of consulting and other expenses		105,334	107,441
Amortization of debt discount		143,197	11,000
Change in fair value of derivative liabilities		42,711	(80,578)
Convertible debt issued for compensation		35,000	-
Financing costs		285,699	-
Changes in operating assets and liabilities:
Accounts receivable		-	(94,729)
Prepaid expenses and other assets		15,168	(21,905)
Accounts payable		2,452	628,248
Unearned revenue and player deposits		(36,000)	8,000
Accrued interest on related party note payable		108,923	149,326
Due to related party		111,300	265,000
Accrued payroll		309,700	-
Other current liabilities		18,904	53,942

Net cash used in operating activities		(339,637)	(948,273)

Investing activities:
Purchases of property and equipment		(936)	(3,883)

Net cash used in financing activities		(936)	(3,883)

Financing activities:
Proceeds from issuance of Series A preferred stock		200,000	-
Proceeds from issuance of convertible debt		150,000	-
Proceeds from advances		65,000	-
Payments on convertible note-related party		(10,000)	-
Proceeds from advances from related parties		6,300	835,000

Net cash provided by financing activities		411,300	835,000

Net increase (decrease) in cash		70,727	(117,156)

Cash -- beginning of period		453	121,334

Cash -- end of period		$71,180	$4,178

Supplemental disclosure:
Cash paid for interest	$		$-
Cash paid for taxes	$		$-

Supplemental non-cash investing and financing activities:
Options exercised in exchange for settlement of accounts payable	$		$7,000
Shares issued in settlement of liability	$		$7,000
Conversion of amount due to related party to convertible note		$921,300	$-

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 2: Going Concern

The consolidated financial statements assume that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, the Company had an accumulated deficit of $14,614,842, negative cash flows from operations since inception, and expects to incur additional losses in the future as the Company continues to develop and grow the business. The Company has funded its losses primarily through sales of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by sponsorships and advertising contracts, licensing arrangements, and tournaments. The further development of the business will require capital. At September 30, 2010, the Company has a working capital deficit (current assets less current liabilities) of $5,213,269 and $71,180 in cash.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 3: Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for each period presented. The results of operations for the interim period ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of World Series of Golf, Inc. and the Company’s wholly-owned subsidiary, WSG Online, Inc. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements, in conformity with Generally Accepted Accounting Principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates, inherent in preparing the consolidated financial statements, include estimates as to valuation of fair value for goods and services received in barter transactions, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets and the valuation of derivative liabilities.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company’s derivative liabilities are carried at fair value totaling $771,666 and $9,985, as of September 30, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	0.50 to 4.97	1.4
Risk-free interest rate	0.61 to 1.27%	0.40%
Expected volatility	400%	400%

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options.  The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and conversion options. The Company has no reason to believe future volatility, over the expected remaining life of these warrants, will differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.  The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2010
	September 30, 2010	Using Fair Value Hierarchy
Liabilities:		Level 1	Level 2	Level 3
Warrant liability	$347,147	-	$347,147	-
Beneficial conversion feature	424,519	$-	424,519	$-
Total	$771,666	$-	$771,666	$-

The Company recognized a loss for the three and nine months ended September 30, 2010 of $15,881 and $29,692, respectively.  For the three and nine months ended September 30, 2009, the Company recognized a gain of $11,742 and $80,578, respectively.

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

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options, and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	September 30,
	2010	2009
Convertible notes	84,821,831	2,901,912
Stock options	2,085,000	1,585,000
Warrants	22,476,619	3,429,000
	109,383,450	7,915,912

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance, in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 4: Convertible Notes – Related Party

Convertible notes payable to related parties at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009
Convertible notes	$1,896,300	$1,150,000
Debt discount	(35,000)	-
Accrued interest	193,256	84,333
	$2,054,556	$1,234,333

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

 In connection with the Green Life transactions described in Note 5, John F. Slitz, our then Secretary and Chairman of the Board agreed to assign $1,000,000 of Company indebtedness payable to him to a non-affiliate designee of Green Life in exchange for $10,000.  Pursuant to this assignment, the Company issued a $200,000 convertible note to Augustine Fund, L.P. (“Augustine”).

The obligations under this additional promissory note are secured pursuant to a Security Agreement, which grants to the Slitz Family Trust (of which John Slitz, Jr., the Company’s former Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of the Company’s assets.

On September 30, 2010, the Company issued an 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $35,000.  The Company recorded a debt discount of $35,000 and a derivative liability.  The Company will amortize the debt discount over the life of the convertible debenture.

During the three and nine months ended September 30, 2010, the Company recorded interest expense of $38,054 and $108,923, respectively, and during the three and nine months ended September 30, 2009, the Company recorded interest expense of $23,000 and $160,326, respectively, related to the obligations under this convertible note payable to related party.

Note 5: Convertible Notes

Group Convertible Notes

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Green Life Inc. Convertible Notes

In March, 2010, the Company received an advance from Green Life Inc. (“Green Life”) in the amount of $50,000.  On April 13, 2010, the Company entered into a securities purchase agreement with Green Life pursuant to which the Company issued to Green Life an unsecured convertible debenture in the principal amount of $50,000 and canceled the advance of $50,000.  The convertible note bears interest at 8% per annum, matures on March 31, 2011, and is convertible into shares of common stock at 50% of the closing bid price at the date of conversion. At September 30, 2010, the conversion rate was $0.008.  The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $50,000 debt discount related to the beneficial conversion feature.  During the nine months ended September 30, 2010, the Company amortized $25,417 of the debt discount, which is included in interest and financing costs in the accompanying consolidated statements of operations.

Convertible Note Exchange – John Slitz

On April 13, 2010, the Company assigned $1,000,000 of the amount due to John Slitz to Green Life and pursuant to an exchange agreement entered into on April 13, 2010, Augustine exchanged $200,000 for a convertible note with an aggregate principal balance of $200,000.  The convertible note bears interest at 8% per annum, matures on April 13, 2011, and is convertible into shares of common stock at 50% of the closing bid price at the date of conversion. At September 30, 2010, the conversion rate was $0.008.  The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $200,000 debt discount related to the beneficial conversion feature.  During the nine months ended September 30, 2010, the Company amortized $94,444 of the debt discount, which is included in interest and financing costs in the accompanying consolidated statements of operations.

Convertible Note – Inter-Mountain Capital Corp.

On September 17, 2010, the Company entered into a convertible note and warrant purchase agreement pursuant to which the Company issued and sold to Inter-Mountain Capital Corp. (“Inter-Mountain”), seven secured convertible notes in the aggregate principal amount of $1,446,500 and a five-year warrant to purchase up to 19,047,619 shares of common stock of the Company . The secured convertible notes are due on March 17, 2014, and bear interest at the rate of 6% per annum, payable upon maturity. The secured convertible notes are convertible into the Company’s common stock at a conversion price equal to 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the conversion date.  At September 30, 2010, the conversion rate was $0.008.The warrant has an exercise price equal to the lower of $1.00 or 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the exercise date. The Warrant may be exercised on a cashless basis.

The secured convertible notes are secured by certain buyer trust deed notes issued by Inter-Mountain to the Company in the amount of $1,200,000 which bear interest at 5% per annum. The Company received net proceeds of $100,000, computed as follows: $1,446,500 less $131,500 in original issue discount, $15,000 in transaction expenses paid to Inter-Mountain, and $1,200,000 for the trust deed notes.

The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $126,500 debt discount related to the beneficial conversion feature.  During the nine months ended September 30, 2010, the Company amortized $20,894 of the debt discount and $2,192 of the original issue discount, which is included in interest and financing costs in the accompanying consolidated statements of operations.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In accordance with ASC 815, the Company determined that the warrant should be classified as a liability at fair value on the date the warrant was issued.  The Company determined the fair value of the warrant at September 17, 2010 to be $285,699 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5 years
•	Volatility of 400%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.31%

The fair value of $285,699 was recorded as “derivative liabilities” with $285,699 recorded as “interest and financing costs” in the consolidated statements of operations.

The following table summarizes the convertible notes:

Description	Amount
Balance, December 31, 2009	$235,000
Additional notes	296,500
Exchange of notes	200,000
Discount on additional notes	(508,000)
Amortization of discount	142,947
366,447
Less current portion, September 30, 2010 (unaudited)	(249,255)
Noncurrent balance, September 30, 2010 (unaudited)	$117,192

The Company recorded interest expense of $12,089 and $23,712 for the three and nine months ended September 30, 2010, respectively, and $3,525 and $10,575 for the three and nine months ended September 30, 2009, respectively.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

In February 2009, the Company entered into a three-year consulting agreement with the chairman of the board of directors, pursuant to which the Company would pay him monthly cash payments of $15,000.  The chairman of the board of directors resigned from the Company effective August 13, 2010.  As of September 30, 2010 and December 31, 2009, the amounts due under the contract were $291,300 and $180,000.  The Company recorded an expense related to the consulting agreement of $21,300 and $111,300 for the three and nine months ended September 30, 2010, respectively, and $45,000 and $90,000 for the three and nine months ended September 30, 2009, respectively.

On September 30, 2010, the Company issued an 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $35,000.  The Company recorded a debt discount of $35,000 and a derivative liability.  The Company will amortize the debt discount over the life of the convertible debenture.

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

Note 9: Commitments and Contingencies

Rausch Matter — On March 24, 2010, a summons and complaint was filed against the Company by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of the Company’s notes in May 2008 (see Note 5, above), alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. The Company answered the complaint on May 7, 2010.  Management is reviewing the merits of the complaint and will take appropriate action.

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

Cash Position, Going Concern and Recent Financing Activities

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, we had an accumulated deficit of approximately $14,579,842, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by our sponsorships and advertising, contracts, licensing arrangements, and tournaments. The further development of our business will require capital. At September 30, 2010, we had a working capital deficit (current assets less current liabilities) of $5,213,269 and $71,180 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $339,637 and $948,273 in our operating activities in the nine months ended September 30, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of $936 and $3,883 in the nine months ended September 30, 2010 and 2009, respectively for the purchase of equipment.

Our financing activities provided cash of approximately $411,300 and $835,000 in the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, we received $200,000 through the issuance of Series A preferred stock, $150,000 from the issuance of convertible debt, $65,000 from advances, and $6,300 as an advance from a related party.  We paid $10,000 to a related party.  During the nine months ended September 30, 2009, we received advances of $835,000 from a related party.

Recent Financing Activities

In February 2010, certain advances from our chairman of the board, which totaled $921,300, were replaced by a promissory note in the principal amount of $921,300, with a stated interest rate of 8% per annum. The note is convertible at the option of the holder at a conversion price of $0.02 per share. The note is payable within five (5) days after demand by holder. If the note is not paid upon demand, a default interest rate of 18% per annum applies. The obligations under this additional promissory note are secured pursuant to a security agreement, which grants to the Slitz Family Trust (of which John Slitz, Jr., our former Secretary and Chairman of the Board serves as trustee) a security interest in substantially all of our assets.

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

On September 17, 2010, the we entered into a convertible note and warrant purchase agreement pursuant to which the we issued and sold to Inter-Mountain, seven secured convertible notes in the aggregate principal amount of $1,446,500 and a five-year warrant to purchase up to 19,047,619 shares of our common stock. The secured convertible notes are due on March 17, 2014, and bear interest at the rate of 6% per annum, payable upon maturity. The secured convertible notes are convertible into the our common stock at a conversion price equal to 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the conversion date.  At September 30, 2010, the conversion rate was $0.008.The warrant has an exercise price equal to the lower of $1.00 or 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the exercise date. The Warrant may be exercised on a cashless basis.

The secured convertible notes are secured by certain buyer trust deed notes issued by Inter-Mountain to the us in the amount of $1,200,000 which bear interest at 5% per annum. We received net proceeds of $100,000, computed as follows: $1,446,500 less $131,500 in original issue discount, $15,000 in transaction expenses paid to Inter-Mountain, and $1,200,000 for the trust deed notes.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

	Three Months Ended
	September 30,		Change
	2010	2009	$	%

Sponsorship and advertising	$-	$195,000	$(195,000)	(100	) %
Player entry fees	-	-	-
Total revenue	-	195,000	(195,000)	(100	) %

Operating expenses:
Cost of revenue	-	279,043	(279,043)	(100	) %
Sales and marketing	-	-	-
General and administrative	269,201	434,732	(165,531)	(38	) %
Total operating expenses	269,201	713,775	(444,574)	(62	) %

Gain (loss) from operations	(269,201)	(518,775)	249,574	(48	) %

Other income (expense):
Interest and financing costs	(422,706)	(25,485)	(397,221)	1,559%
Interest income	2,333	-
Change in fair value of warrant liability	(15,881)	11,742	(27,623)	(235	) %
Total other income (expense)	(436,254)	(13,743)	(422,511)	3,074%

Net loss	$(705,455)	$(532,518)	$(172,937)	32%

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the three months ended September 30, 2010, we did not generate revenues compared to $195,000 for the three months ended September 30, 2009.  Due to the lack of capital, we were unable to host our tournament during the second quarter of 2010 as we had hosted in the second quarter of 2009.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs. Cost of revenue decreased in the three months ended September 30, 2010 compared to September 30, 2009. During the three months ended September 30, 2010, we did not incur any costs related to a planned tournament.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the three months ended September 30, 2010 and 2009.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased in the three months ended September 30, 2010 compared to September 30, 2009 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $397,221 or1,159% in the three months ended September 30, 2010 compared to 2009 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  We recorded to interest and financing costs $285,699 related to the fair value of the warrants.  In February 2010, we converted advances from a related party to a convertible note in the amount of $921,300 with an 8% interest rate.  Also, in May, we issued a $50,000 convertible note with an interest rate of 8% and convertible at 50% of the closing price on the date of conversion, which we determined had a beneficial conversion feature with a value of $50,000.  We also exchanged $200,000 of debt for a convertible note with similar terms to the $50,000 note, which we determined had a beneficial conversion feature with a value of $200,000. The increase is also due to the fair value of the warrants that were issued in conjunction with the convertible notes.  During the three months ended September 30, 2010, we amortized $86,864 of the debt discount which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended September 30, 2010, the fair value increased $15,881 due to the increase in share price from $0.014 at June 30, 2010 to $0.016 at September 30, 2010.  During the three months ended September 30, 2009, the fair value decreased $11,742 due to the decrease in share price from $0.03 at June 30, 2009 to $0.02 at September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
	(unaudited)	(unaudited)

Sponsorship and advertising	$25,000	$673,600	$(648,600)	(96	) %
Player entry fees	-	790,500	(790,500)	(100	) %
Total revenue	25,000	1,464,100	(1,439,100)	(98	) %

Operating expenses:
Cost of revenue	-	1,758,557	(1,758,557)	(100	) %
Sales and marketing	-	62,845	(62,845)	(100	) %
General and administrative	924,291	1,531,500	(607,209)	(40	) %
Total operating expenses	924,291	3,352,902	(2,428,611)	(72	) %

Gain (loss) from operations	(899,291)	(1,888,802)	989,511	(52	) %

Other income (expense):
Interest and financing costs	(561,567)	(170,500)	(391,067)	229%
Interest income	2,333	-
Change in fair value of warrant liability	(29,692)	80,578	(110,270)	(137	) %
Total other income (expense)	(588,926)	(89,922)	(499,004)	555%

Net loss	$(1,488,217)	$(1,978,724)	$490,507	(25	) %

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the nine months ended September 30, 2010, we generated revenues of $25,000 compared to $1,464,100 for the nine months ended September 30, 2009.  Due to the lack of capital, we were unable to host our tournament during the nine months ended September 30, 2010 as we had hosted in the same period of 2009.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs. Cost of revenue decreased in the nine months ended September 30, 2010 compared to September 30, 2009. During the nine months ended September 30, 2010, we did not incur any costs related to a planned tournament compared to cost of revenue of 1,758,557 for the nine months ended September 30, 2010.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising. Sales and marketing decreased in the nine months ended September 30, 2010, compared to September 30, 2009, due to continued cost reductions in the current year.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased in the nine months ended September 30, 2010, compared to September 30, 2009, due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $391,067 or 229% in the nine months ended September 30, 2010.  In February 2010, we converted advances from a related party to a convertible note in the amount of $921,300 with an 8% interest rate.  Also, in May, we issued a $50,000 convertible note with an interest rate of 8% and convertible at 50% of the closing price on the date of conversion, which we determined had a beneficial conversion feature with a value of $50,000.  We also exchanged $200,000 of debt for a convertible note with similar terms to the $50,000 note, which we determined had a beneficial conversion feature with a value of $200,000.  The increase is also due to the fair value of the warrants that were issued in conjunction with the convertible notes.  We recorded to interest and financing costs $285,699 related to the fair value of the warrants.  During the nine months ended September 30, 2010, we amortized $143197 of the debt discount which is recorded in “interest and financing costs” on the consolidated statement of operations.  During the nine months ended September 30, 2009, we recorded $78,000 as an interest and financing cost related to the refinancing of the $1,150,000 related party convertible note.

Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the nine months ended September 30, 2010, the fair value increased $29,692 due to the increase in share price from $0.01 at December 31, 2009 to $0.016 at September 30, 2010.  During the nine months ended September 30, 2009, the fair value decreased $80,578 due to the decrease in share price from $0.09 at December 31, 2009, to $0.02 at September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations, and require management's difficult, subjective, or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements, in conformity with U.S. Generally Accepted Accounting Principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, future tax rates used to determine future income taxes, and the carrying values of goodwill and accrued derivative liabilities. Actual results could differ from these estimates upon which the carrying values were based.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance, in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4: Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective, on a timely basis, in recording, processing, summarizing, and reporting information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of our notes in May 2008 alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. The case is currently in discovery

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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
10.5
Agreement of Termination and Release, dated August 13, 2010, between the Company and John F. Slitz, Jr. and Slitz and Company (filed as an exhibit to 8-K filed on August 19, 2010 and incorporated herein by reference)

10.6	Agreement of Termination and Release, dated August 13, 2010, between the Company and Joseph F. Martinez (filed as an exhibit to 8-K filed on August 19, 2010 and incorporated herein by reference)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010	WORLD SERIES OF GOLF, INC.

	By:	/s/ James Tilton
[Missing Graphic Reference]
James Tilton, Chief Financial Officer
(Principal Financial Officer)