Form 10-K
period 2010-12-31
World Series of Golf, Inc.
filed 2011-04-12
CIK 1389879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

On March 25, 2011, 24,351,561 shares of the registrant’s common stock were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $240,000 as of June 30, 2010. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

TABLE OF CONTENTS [to be revised.]

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference, if any, contain forward-looking statements. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as required under applicable securities laws, we undertake no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise.

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

Since we began operating our current line of business in 2006, we have held three three-day World Series of Golf tournaments in Las Vegas, Nevada, during the month of May in each of 2007, 2008 and 2009. Our third tournament took place from May 12-14, 2009 at the Las Vegas Paiute Golf Resort in Las Vegas, Nevada. Due to insufficient capital, we did not host a tournament in 2010, as we previously anticipated. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets, as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints we delayed the development and launch of a planned multi-player online video game that we were  building with The World Golf Tour, operator of www.wgt.com.   We still plan to offer one or more virtual gaming options, which may be delivered online through our website, www.worldseriesofgolf.com, in a free standing kiosk or via a gaming console, assuming we can obtain sufficient capital to complete development of the game.  This will take advantage of the Company’s Patent No. 7,841,933, which was issued by the United States Patent Office on November 30, 2010 which incorporates the combination of Texas Hold’em Poker style wagering with other activities, including golf, in a virtual environment.  The virtual game is based on our unique method of play and is tied into a social network/web community where interested players can not only play the online version of The World Series of Golf but will also be able to communicate with each other, share information and buy related products online.

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

Products and Services

The Game

Central to all of our product and services offerings and our business strategy are the unique rules of the World Series of Golf tournament play. The World Series of Golf, first introduced at our 2007 inaugural tournament, is our proprietary golf tournament format that incorporates the highly skilled game of golf with the popular “Texas Hold ‘Em” style of poker. The World Series of Golf is a hole-by-hole hit and bet, no limit amateur prize tournament, which is played on professional 18-hole golf courses in accordance with our specific rules of play. To date, the game has been available for play only in live, “land-based” tournaments held in Las Vegas, Nevada. As further described herein, we are also developing a virtual game format having rules of play closely based on those of our live tournaments and on based our recently granted United States Patent.

Events/Tournaments

Since we began operating our current line of business in 2006, we have held three annual three-day World Series of Golf tournaments in Las Vegas, Nevada, during the month of May in each of 2007, 2008 and 2009. In our 2007, 2008 and 2009 events, we had 60, 80 and 125 amateur golfers, respectively, who competed for a total of $530,000, $580,000 and $720,000 in cash prizes, respectively. Each player paid a $10,000 entry fee to enter the tournament, except for certain players whose fee was waived pursuant to various sponsorship or other agreements. The 2007 and 2008 events were televised and broadcasted by major television networks (NBC and CBS, respectively) as two-hour television shows. The 2009 event was broadcasted domestically on the WGN America network as a thirteen week, one hour episodic television series, with an additional thirteen weeks of repeats. As noted above, due to insufficient capital, we did not host a tournament in 2010, as we previously anticipated.

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

Production . We film the game play at our live World Series of Golf tournaments, as well as “behind the scenes” in the clubhouse and the sponsoring hotel and then edit all footage into episodes of varying lengths that are distributed for telecasting to domestic and international television audiences. We use outside productions companies to provide us with these services. For our 2007 tournament, we produced two one-hour episodes which were broadcast on NBC. For our 2008 tournament, we produced two one-hour television shows that were broadcast domestically on CBS and internationally on Setanta Golf network.

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

Sponsorships . In connection with our live tournaments, our telecasts and our website, we grant or sell sponsorships to interested advertisers pursuant to which the advertiser’s products or services may be identified as an “official” product or service provider of the World Series of Golf and we grant “naming rights” that entitle one such advertiser to be the sole sponsor of the live tournament. Sponsorships are an important part of our business strategy as they allow us to partner with complementary service providers to bring greater awareness to our products and services. Sponsorships also allow us to acquire necessary products and services at little or no cost (in the case of in-kind sponsorships) and generate additional revenue. Some of our 2009 event sponsors included:

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

•
FullTiltPoker.net – Under an agreement with Pocket Kings, Ltd., the developer and operator of FullTiltPoker.net, the second largest poker website in the U.S., our 2009 World Series of Golf tournament was referred to as the “FullTiltPoker.net World Series of Golf”. We also provided other signage display rights at the event and incorporated the FullTiltPoker.net logo and other graphics into our television broadcasts. According to the terms of our agreement, Pocket Kings, Ltd. pays us a sponsorship package fee which includes additional amounts for certain entitlements such as player entry fees and other rights in connection with our European broadcasts. We also granted Pocket Kings, Ltd. a right of first refusal to sponsor future events. In 2008, we recognized revenue of $395,000 related to our agreement with Pocket Kings, Ltd. Our 2009 agreement with Pocket Kings, Ltd. was for $495,000, of which we recognized $370,000 during 2009, $25,000 is in deferred revenue as of December 31, 2009 and recognized in 2010 as it related to an up-front payment, and the remaining $100,000 was not received and will not be recognized as it related to European broadcasting rights which did not occur as discussed above.

Planned Internet Offerings

Online Video Games and Social Networking. In addition to our amateur live tournaments, we plan to offer World Series of Golf game enthusiasts the opportunity to play our game in a virtual environment, without the need to pay an entry fee or wager using real money and to socially network with other game enthusiasts in a web community at our website, via a freestanding gaming kiosk, or via gaming console. Management believes that much of our potential for long-term growth resides with the development of an online game and revenue base. The number of participants in our land-based events is inherently limited by the requirements of bringing players together in one place, by the $10,000 high-stakes buy-in, and by the logistical challenges that will mount in any live event as more and more participants are added.  By bringing our proprietary game to the Internet, we hope to transcend these limitations.

The virtual game will be developed with several valuable features: it will (1) require users to register; (2) allow people to play and get familiar with our format and (3) encourage the development of a social networking community related to the game and its online play. Through the virtual game, we expect to be able to conduct events 24 hours a day, seven days a week. Players will be able to compete in varied types of play, including 3 hole, 6 hole, 9 hole, or 18 hole events. Most of these events will be buy-in events. Registered players will acquire credits and then use these credits to participate in the virtual events they choose. Management expects this to not only drive revenue, but give the users an opportunity to learn the format. We anticipate leveraging our land based events, media and strategic partner relations to drive traffic to the virtual game site.

Once a critical number of players have familiarized themselves with our game and have refined their skills using our U.S.-based virtual game, we will explore opportunities to incorporate online gaming into the virtual games.

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

Competition

We believe that our unique method of play differentiates us from any other amateur, land-based, televised golf tournament. We believe that the unique scoring and wagering component of our method of play is so central to our game format that we do not directly compete with traditional amateur golf tournaments or professional, televised golf tournaments. However, we face competition from other areas. Since we have historically operated our land-based tournament in Las Vegas, Nevada, a major resort destination, we compete with resort-based gaming and non-gaming entertainment operating in the immediate and surrounding market areas, such as poker tournaments and other forms of casino and hotel entertainment. To the extent we compete in this market, we may be at a disadvantage due to the greater marketing resources, brand recognition, financial strength and entertainment diversity of such competitors. With regard to our television broadcasts, we compete for viewership and sponsorship with televised sporting events and other television programming that may air at the same time as our television broadcasts.

Sales and Marketing

We have marketed our live tournaments to the general public through our website, the websites of our World Series of Golf partners, such as The Mirage and Pocket King Ltd.’s FullTiltPoker.net, direct mail and through the awareness we build from our domestic and international television broadcasts and news articles and features written about us in local publications and trade magazines.

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

We filed a U.S. utility patent application (Application No. 10/958,933) for the invention, entitled “Method for Conducting Sports Tournaments With Wagering” with respect to our unique World Series of Golf method of play. The patent was granted as it pertains to virtual method of play on November 30, 2010 and issued under US Patent No. 7,841,933.  The application is currently pending as it relates to live method of play events.

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

The golf industry is expected to achieve revenues in the United States of $81 billion in 2009 and grow to $91 billion by 2012 despite the recent economic downturn, according to estimates by National Diversity Solutions, a research firm focusing on diversity matters. The sport’s appeal as both a player and spectator sport creates opportunities for markets in various sectors of the larger golf market, such as golf facilities, broadcast, print, and online media, golf apparel, golf equipment, online golf games, among others.

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

Online Games . Once we launch our virtual World Series of Golf game(s) we will enter the fast-growing online games industry. Our World Series of Golf online game will be categorized as a skill-based game. The International Game Developers Association (IGDA) defines a “skill based game” as a web game played in a tournament format, with each player paying a cash entry fee to play and with a cash or merchandise prize going to the winner or winners of the tournament. Online games also typically generate revenue from advertising and so-called “micro-transactions” in which gamers make smaller dollar purchases on the website. Skill based games are so named because the outcome of each competition is based on the players’ ability and performance, with any elements of luck either eliminated or greatly reduced.

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

Employees

As of December 31, 2010, we had 2 employees.   We believe our relations with our employees are good.

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

We have granted a security interest in all of our assets to The Slitz Family Trust, of which Mr. John Slitz, Jr., our former Chairman, is the trustee, as security for our payment of amounts due to the trust under an outstanding promissory note.

 ITEM 3. – LEGAL PROCEEDINGS

There are no legal proceedings to which the Company or any of its property is the subject.

 ITEM 4. – [Reserved.]

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

	High	Low

2010
First Quarter	$0.025	$0.003
Second Quarter	$0.025	$0.002
Third Quarter	$0.045	$0.0052
Fourth Quarter	$0.04	$0.08
2009
First Quarter	$0.09	$0.01
Second Quarter	$0.15	$0.01
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.05	$0.005

Holders of Our Common Stock

At March 8, 2011, there were approximately 128 holders of record of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared any cash dividends on our Common Stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On September 30, 2010, the Company issued a $35,000, 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  Mr. Tilton is the Company’s chief financial officer and director.

On December 31, 2010, the Company issued a 25,000, 8% convertible debenture due June 30, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  Mr. Tilton is the Company’s chief financial officer and director.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2010.

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

Issuer Repurchases of Equity Securities

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

We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in 2007, 2008 and 2009. Due to insufficient capital, we have not hosted a tournament in 2010, as we previously anticipated. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints, we have delayed the launch of our virtual game that we are planning to develop.   We plan to offer through our website, www.worldseriesofgolf.com, a single and multi-player virtual game which we intend to launch during the fourth quarter of 2011.  The single and multi-player virtual game is based on our unique method of play and can be tied into a social network/web community where interested players can not only play the online version of The World Series of Golf, but will also be able to communicate with each other, share information, and buy related products online.

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

In connection with the purchase agreement, we executed and filed with the Secretary of State of Nevada a Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock (“Certificate of Designation”). Under the Certificate of Designation, at any time after September 1, 2010, the Preferred Shares are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of our common stock for the five (5) consecutive trading days prior to conversion. The Certificate of Designation provides that the Preferred Shares shall vote together with the common stock and have 51% of the voting power. It also contains certain approval rights of the holders of the Preferred Shares, which require us to obtain the consent of at least 75% of the outstanding Preferred Shares before taking certain corporate actions such as a merger, payment of dividends, making certain capital expenditures, and the like.

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

Cash Position, Going Concern and Recent Financing Activities

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010, we had an accumulated deficit of approximately $15,139,089 , negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by our sponsorships and advertising, contracts, licensing arrangements, and tournaments. The further development of our business will require capital. At December 31, 2010, we had a working capital deficit (current assets less current liabilities) of $5,447,279 and $28,461 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $382,356 and $1,032,392 in our operating activities during the years ended December 31, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of $936 and $3,489 in the years ended December 31, 2010 and 2009, respectively for the purchase of equipment.

Our financing activities provided cash of approximately $411,300 and $915,000 in the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, we received $200,000 through the issuance of Series A preferred stock, $150,000 from the issuance of convertible debt, $65,000 from advances, and $6,300 as an advance from a related party.  We paid $10,000 to a related party.  During the year ended December 31, 2009, we received advances of $915,000 from a related party.

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

On September 17, 2010, we entered into a convertible note and warrant purchase agreement pursuant to which we issued and sold to Inter-Mountain, seven secured convertible notes in the aggregate principal amount of $1,446,500 and a five-year warrant to purchase up to 19,047,619 shares of our common stock. The secured convertible notes are due on March 17, 2014, and bear interest at the rate of 6% per annum, payable upon maturity. The secured convertible notes are convertible into the our common stock at a conversion price equal to 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the conversion date.  At December 31, 2010, the conversion rate was $0.012.The warrant has an exercise price equal to the lower of $1.00 or 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the exercise date. The Warrant may be exercised on a cashless basis.

The secured convertible notes are secured by certain buyer trust deed notes issued by Inter-Mountain to us in the amount of $1,200,000 which bear interest at 5% per annum. We received net proceeds of $100,000, computed as follows: $1,446,500 less $131,500 in original issue discount, $15,000 in transaction expenses paid to Inter-Mountain, and $1,200,000 for the trust deed notes.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2010, our independent auditors included explanatory paragraphs in their reports relating to our consolidated financial statements for the years ended December 31, 2010 and 2009, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 13, 2010, Joseph Martinez resigned as our chief executive officer, chief financial officer, treasurer, and director; Joseph Slitz resigned as our chairman and director; James Tilton was elected our director and chief financial officer; and Patrick Brown was elected our chief executive officer and treasurer. In connection with the resignation of Mr. Martinez, we entered into an agreement of termination and release with Mr. Martinez, pursuant to which Mr. Martinez’s employment agreement was terminated, the parties provided mutual releases, the Company agreed to pay Mr. Martinez $15,000 in cash per month over a three-year period, and the Company issued Mr. Martinez a three-year note in the principal amount of $275,000. In connection with the resignation of Mr. Slitz, we entered into an agreement of termination and release with Mr. Slitz, pursuant to which Mr. Slitz’s consulting agreement was terminated, the Company agreed to pay Mr. Slitz $15,000 in cash per month over a three-year period, the Company agreed to issue Mr. Slitz $200,000 in stated value of preferred stock (with terms to be agreed upon by the parties), the parties agreed to amend and restate the amended and convertible promissory note, dated May 28, 2009, issued by the Company to The Slitz Family Trust (with terms to be agreed upon by the parties) and the Company’s obligations with respect to $270,000 owed to Mr. Slitz for serviced provided shall remain outstanding (which amount shall be reduced by the $15,000 in cash per month over three month the Company agreed to pay).

Consolidated Results of Operations

	Year Ended
	December 31,		Change
	2010	2009	$	%

Sponsorship and advertising	$25,000	$698,600	$(673,600)	(96	) %
Player entry fees	-	789,994	(789,994)	(100	) %
Total revenue	25,000	1,488,594	(1,463,594)	(98	) %

Operating expenses:
Cost of revenue	-	1,770,446	(1,770,446)	(100	) %
Sales and marketing	-	66,845	(66,845)	(100	) %
General and administrative	1,296,646	1,790,585	(493,939)	(28	) %
Total operating expenses	1,296,646	3,627,876	(2,331,230)	(64	) %

Gain (loss) from operations	(1,271,646)	(2,139,282)	867,636	(41	) %

Other income (expense):
Interest and financing costs	(724,775)	(199,029)	(525,746)	264%
Interest income	17,666	3	17,663	588,767%
Change in fair value of warrant liability	(33,709)	92,045	(125,754)	(137	) %
Total other income (expense)	(740,818)	(106,981)	(633,837)	592%

Net loss	$(2,012,464)	$(2,246,263)	$233,799	(10	) %

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the year ended December 31, 2010, we generated $25,000 in revenues compared to $1,488,594 for the year ended December 31, 2009.  Due to the lack of capital, we were unable to host our tournament during the second quarter of 2010 as we had hosted in the second quarter of 2009.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs. Cost of revenue decreased in the year ended December 31, 2010 compared to December 31, 2009. During the year ended December 31, 2010, we did not incur any costs related to a planned tournament.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the year ended December 31, 2010 compared to the sales and marketing expenses of $66,845 during the year ended December 31, 2009.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, non-cash stock-based compensation for general and administrative personnel, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased in the year ended December 31, 2010 compared to December 31, 2009 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $525,746 or264% in the year ended December 31, 2010 compared to 2009 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  We recorded to interest and financing costs $285,699 related to the fair value of the warrants.  In February 2010, we converted advances from a related party to a convertible note in the amount of $921,300 with an 8% interest rate.  Also, in May, we issued a $50,000 convertible note with an interest rate of 8% and convertible at 50% of the closing price on the date of conversion, which we determined had a beneficial conversion feature with a value of $50,000.  We also exchanged $200,000 of debt for a convertible note with similar terms to the $50,000 note, which we determined had a beneficial conversion feature with a value of $200,000. The increase is also due to the fair value of the warrants that were issued in conjunction with the convertible notes.  During the year ended December 31, 2010, we amortized $227,526 of the debt discount which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the year ended December 31, 2010, the fair value increased $33,709 due to the increase in share price from $0.012 at December 31, 2019 to $0.016 at December 31, 2010.  During the year ended December 31, 2009, the fair value decreased $92,045 due to the decrease in share price from $0.075 at December 31, 2008 to $0.012 at December 31, 2009.

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Convertible Notes Related Party	$1,336,412	$-	$-	$-	$1,336,412
Convertible Notes	1,285,000	246,500	-	-	1,531,500
Note Payable Related Party	-	275,000	-	-	275,000
Total	$2,621,412	$521,500	$-	$-	$3,142,912

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Issued Update (“ASU”) No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

 ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 17, 2010, we dismissed Peterson Sullivan, LLP as our independent registered public accounting firm. The dismissal of Peterson Sullivan, LLP was approved by our board of directors.

The audit reports of Peterson Sullivan, LLP on the Company’s financial statements as of and for the years ended December 31, 2009 and December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

(1)           In Peterson Sullivan, LLP’s report dated April 15, 2010 for the Company’s financial statements for the fiscal year ended December 31, 2009, Peterson Sullivan, LLP indicated that: “The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $13.1 million at December 31, 2009, has incurred negative cash flows from operations since inception, and expects to incur additional losses in the future. Additionally, the Company has a working capital deficit of approximately $4.1 million at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

(2)           In Peterson Sullivan, LLP’s report dated June 9, 2009 for the Company’s financial statements for the fiscal year ended December 31, 2008, Peterson Sullivan, LLP indicated that: “The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $10.8 million at December 31, 2008, has incurred negative cash flows from operations since inception, and expects to incur additional losses in the future. Additionally, the Company has a working capital deficit of approximately $1.9 million at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

On August 17, 2010, the Company engaged Gruber and Company, LLC (“Gruber”) to assume the role of its new principal independent accountants. The decision to engage Gruber was approved by the Board of Directors.

During the years ended December 31, 2009 and 2008 and from January 1, 2010 to through August17, 2010, we did not consult with Gruber on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Gruber did not provide either in a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, or a reportable event.

 ITEM 9A. – CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality.  Our Board of Directors elects our officers, and their terms of office are at the discretion of the Board.
Name	Age	Position

Patrick Brown	45	Chief Executive Officer, Treasurer
James D. Tilton, Jr.	50	Chief Financial Officer, Director

Set forth below is biographical information concerning our executive officers and directors.

Patrick Brown, has served as Chief Executive Officer and Treasurer of the Company since  August 2010 and been self-employed since 2006 as owner of 4th Yes Consulting, which provides strategy and negotiation services. From 2003 to 2006, Mr. Brown worked at Phoenix Interests, Inc. (now known as NuMobile, Inc), developing and operating a pari-mutuel/thoroughbred online wagering site. Mr. Brown earned his undergraduate degree in business management from Xavier University and a law degree from University of Cincinnati.

James D. Tilton, Jr., has served as Chief Financial Officer and Director of the Company since August 2010. Mr. Tilton has also served as Chief Executive Officer, President, Secretary, Treasurer and sole director of NuMobile, Inc., a mobile computing technology company, since 2005. Since August 2010 Mr. Tilton has also served as Chief Financial Officer and director of World Series of Golf, Inc., and since February 2010 Mr. Tilton has served as Chief Financial Officer and director of Savanna East Africa, Inc. In addition, Mr. Tilton is the founder of SEA-Tiger, Inc. and has served as its President, Treasurer, Secretary and director since it resumed activity in 2008. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville. Mr. Tilton’s experience in the securities industry (from 1995 to 1996, Mr. Tilton was a stockbroker at Morgan Keegan, and from 1997 to 1999, Mr. Tilton worked independently in the securities industry, specializing in corporate finance and investment banking) and as a director of other public companies qualifies him to serve as a director of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

None.

Director or Officer Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) because we do not have a class of securities registered under Section 12 of the Exchange Act.

Code of Ethics Disclosure

On April 21, 2009, we adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, and all other officers, directors and employees.  We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to 10161 Park Run Dr., Suite 150, Las Vegas, NV 89145,  Attention: Corporate Secretary. In addition, we have posted the Code of Ethics on our website at www.worldseriesofgolf.com. A copy of our code of ethics is incorporated by reference as Exhibit 14.1 to this Annual Report on Form 10-K.

Audit Committee Financial Expert.

The board of directors acts as the Company’s audit committee. Due to the small size and early stage of the Company, the Company does not have an audit committee financial expert.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Since August 2010, Mr. Brown has served as chief executive officer while Mr. Tilton has served as the sole director.

Our board of directors is primarily responsible for overseeing our risk management processes .  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Changes in Nominating Procedures

None.

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer, and (ii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for each of the years ended December 31, 2010 and 2009.

		Salary	Bonus	Stock	Option	Other	Total
Name	Year	($)	($)	Awards ($)	Awards ($)	($)	($)
Joseph F. Martinez	2010	115,000	-	-	-	-	115,000
Former, CEO	2009	210,000	-	-	20,200	1,500	231,700
Patrick Brown	2010	50,000	-	-	-	-	50,000
CEO	2009	-	-	-	-	-	-

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

On August 13, 2010, Joseph Martinez resigned as chief executive officer, chief financial officer, treasurer, and director, Joseph Slitz resigned as chairman and director, James Tilton was elected director and chief financial officer, and Patrick Brown was elected chief executive officer and treasurer of World Series of Golf, Inc. (the “Company”). In connection with the resignation of Mr. Martinez, the Company entered into an agreement of termination and release with Mr. Martinez, pursuant to which Mr. Martinez’s employment agreement was terminated, the parties provided mutual releases, the Company agreed to pay Mr. Martinez $15,000 in cash per month over a three-year period, and the Company issued Mr. Martinez a three-year note in the principal amount of $275,000.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Plan
Awards:
								Equity	Market or
			Equity				Market	Incentive	Payout
			Incentive				Value	Plan	Value of
			Plan Awards:			Number	of Shares	Awards:	Unearned
	Number of	Number of	Number of			of Shares	or Units	Number of	Shares
	Securities	Securities	Securities			or Units	of Stock	Unearned	Units or
	Underlying	Underlying	Underlying			of Stock	That	Shares or	Other
	Unexercised	Unexercised	Unexercised	Option	Option	That Have	Have	Other Rights	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Not	That Have	Have Not
	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested ($)	Not Vested (#)	Vested ($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph F. Martinez							-	-
Former, CEO	1,000,000	-	-	0.09	4/21/2019	-	-	-	-

Director Compensation

We do not currently provide compensation to our directors for serving on our board of directors.

Slitz Consulting Agreement

On February 6, 2009, we entered into a Consulting Agreement with Joseph Slitz, pursuant to which we engaged Mr. Slitz for the purpose of advising us on business strategy, fund raising, organizational growth and staffing, particularly focusing on our internet business and opportunities. The agreement had a term of January 1, 2009 to December 31, 2011. During the term, we agreed to compensate Mr. Slitz will for his services as follows: (i) cash fees of $15,000 per month and (ii) a warrant to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with 60,000 shares vesting immediately and 15,000 shares vesting in monthly installments beginning on July 2, 2009.

On August 13, 2010, Mr. Slitz resigned as chairman of the Company’s board of directors. In connection with the resignation of Mr. Slitz, the Company entered into an agreement of termination and release with Mr. Slitz, pursuant to which Mr. Slitz’s consulting agreement was terminated, the Company agreed to pay Mr. Slitz $15,000 in cash per month over a three-year period, the Company agreed to issue Mr. Slitz $200,000 in stated value of preferred stock (with terms to be agreed upon by the parties), the parties agreed to amend and restate the amended and convertible promissory note, dated May 28, 2009, issued by the Company to The Slitz Family Trust (with terms to be agreed upon by the parties), and the Company’s obligations with respect to $270,000 owed to Mr. Slitz for serviced provided shall remain outstanding (which amount shall be reduced by the $15,000 in cash per month over three month the Company agreed to pay).

Employee Benefit Plans

As of the fiscal year ended December 31, 2010, we had not made any grants under the 2007 Stock Option Plan. As of April 21, 2009, the Board adopted a resolution terminating the 2007 Stock Option Plan and approving the 2009 Equity Incentive Plan (the “2009 Equity Plan”).

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

Termination of Employment or Change of Control

Corporate Transactions . Pursuant to the 2009 Equity Plan, in the event of (i) a dissolution or liquidation of our company; (ii) a sale of all or substantially all of our assets; (iii) a merger or consolidation where we are not the surviving corporation; or (iv) a merger or consolidation where we are the surviving corporation but the holders of shares of common stock receive securities of another corporation and/or other property, including cash, the Board has the power to (A) cancel each option outstanding immediately prior to such event (whether or not then exercisable), and, in full consideration of such cancellation, pay to the grantee to whom such option was granted an amount in cash, for each share of common stock subject to such option, respectively, equal to the difference between the current value of the option, as determined by the Board, and the exercise price; and (B) provide for the exchange of each option outstanding immediately prior to such event (whether or not then exercisable) for an option on or with respect to, as appropriate, some or all of the property which a holder of the number of shares of common stock subject to such option would have received and, incident thereto, make an equitable adjustment as determined by the Board in the exercise price of the option, or the number of shares or amount of property subject to the option or, if appropriate, provide for a cash payment to the grantee to whom such option was granted in partial consideration for the exchange of the option.

Termination of Employment . If a grantee’s employment or service is terminated for cause, any unexercised option shall terminate effective immediately upon such termination of employment or service. If a grantee’s employment or services is terminated without cause, an outstanding option is only exercisable by the grantee if such option (i) was exercisable prior to the date of termination and (ii) is exercised within three (3) months following such termination. Except as otherwise provided by the grant certificate, if a grantee’s employment or service terminates on account of death, then any unexercised option, to the extent exercisable on the date of death, may be exercised, in whole or in part, within the first twelve (12) months after death (but only during the option term) only by the grantee’s executor or administrator or other duly appointed representative reasonably acceptable to the Board, unless the grantee’s will specifically disposes of such award, in which case such exercise shall be made only by the recipient of such specific disposition. Except as otherwise provided in the grant certificate, if a grantee’s employment or service terminates on account of disability, then any unexercised option, to the extent exercisable on the date of such termination, may be exercised in whole or in part, within the first twelve (12) months after such termination of employment or service (but only during the option term) by the grantee.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2011, the names, addresses and number of shares of our common stock beneficially owned by (i) all stockholders known to us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

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

Percentage ownership in the following table is based on 24,351,161 shares of common stock outstanding on March 25, 2011.

PRINCIPAL STOCKHOLDER TABLE
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class

Common	James D. Tilton, Jr.	8,000,000	(1)	24.73%
	All Officers and Directors as a Group	8,00,000		24.73%
	Other 5% owners
Common	John Slitz	51,767,175	(2)	68.01%

Common	Green Life, Inc. (3)	26,666,667		52.27%

(1) Mr. Tilton owns convertible debentures in the aggregate principal amount of $60,000, which are convertible into common stock at 50% of the common stock price at the date the Company receives notice of conversion. Amount of shares beneficially owned is based on a conversion price of $0.0075 as of March 8, 2011.

(2) Includes (i) 2,252,175 shares of common stock held of record, (ii) 2,300,000 shares of common stock issuable upon the conversion of convertible promissory note in the principal amount of $1,150,000 held by the Slitz Family Trust, (iii) 1,150,000 shares of common stock issuable upon the exercise of outstanding warrants at an exercise price of $0.50 per share. Mr. Slitz has voting and dispositive control over the shares held by the Slitz Family Trust, and (iv) and 46,065,000 shares of common stock issuable upon conversion of a convertible note in the principal amount of $921,300 and a conversion price of $0.02..

(3) Barry Ginsberg has voting and investment power over the securities held by Green Life, Inc. Green Life, Inc. owns all 2,000 issued and   outstanding shares of Series A Preferred Stock which are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of our common stock for the five consecutive trading days prior to conversion. Beneficial ownership includes 26,666,667 shares issuable upon conversion of 2,000 shares of Series A Preferred Stock based on a conversion price of $0.0075 as of March 8, 2011 (and a stated value of $100 per share),

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On August 13, 2010, the Company entered into an agreement of termination and release with Joseph Martinez, the Company’s chief executive officer, treasurer and director, in connection with Mr. Martinez’s resignation from these positions, pursuant to which Mr. Martinez’s employment agreement was terminated, the parties provided mutual releases, the Company agreed to pay Mr. Martinez $15,000 in cash per month over a three-year period, and the Company issued Mr. Martinez a three-year note in the principal amount of $275,000.

On August 13, 2010, the Company entered into an agreement of termination and release with Joseph Slitz, the Company’s chairman and director, in connection with Mr. Slitz’s resignation from these positions, pursuant to which Mr. Slitz’s consulting agreement was terminated, the Company agreed to pay Mr. Slitz $15,000 in cash per month over a three-year period, the Company agreed to issue Mr. Slitz $200,000 in stated value of preferred stock (with terms to be agreed upon by the parties), the parties agreed to amend and restate the amended and convertible promissory note, dated May 28, 2009, issued by the Company to The Slitz Family Trust (with terms to be agreed upon by the parties), and the Company’s obligations with respect to $270,000 owed to Mr. Slitz for serviced provided shall remain outstanding (which amount shall be reduced by the $15,000 in cash per month over three month the Company agreed to pay).

On September 30, 2010, the Company issued a $35,000, 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  Mr. Tilton is the Company’s chief financial officer and director.

On December 31, 2010, the Company issued a 25,000, 8% convertible debenture due June 30, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  Mr. Tilton is the Company’s chief financial officer and director.

Director Independence

Our sole director, James D. Tilton, Jr. is not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 was approximately $51,000 and  $61,000, respectively.

Audit-Related Fees

The aggregate audit related fees billed by our auditors for professional services rendered in connection with audit-related fees, including review of Forms 8-K and consultations related to FINRA matters for the fiscal years ended December 31, 2010 and 2009 was approximately $0 and $22,000, respectively.

Tax Fees

We were not billed any fees by our auditors for professional services for tax compliance, tax advice, and tax planning in the fiscal years ended December 31, 2010 and 2009.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended December 31, 2010 and 2009.

 The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The board of directors has considered the role of Gruber & Company, LLC in providing services to us for the fiscal year ended December 31, 2010 and has concluded that such services are compatible with Gruber & Company, LLC’s independence as the Company's independent registered public accounting firm.

PART IV

 ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

World Series of Golf, Inc.
Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
World Series of Golf, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of World Series of Golf, Inc. and Subsidiary (“the Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Series of Golf, Inc. and Subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $15.1 million at December 31, 2010, has incurred negative cash flows from operations since inception, and expects to incur additional losses in the future. Additionally, the Company has a working capital deficit of approximately $5.4 million at December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Gruber & Company, LLC

St. Louis, Missouri
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
World Series of Golf, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of World Series of Golf, Inc. and Subsidiary (“the Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Series of Golf, Inc. and Subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has incurred negative cash flows from operations since inception, and expects to incur additional losses in the future. Additionally, the Company has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2010

World Series of Golf, Inc
Consolidated Balance Sheets
As of December 31,

	2010	2009

ASSETS
Current assets:
Cash	$28,461	$453
Prepaid expenses and other assets	230,773	217,357
Total current assets	259,234	217,810

Equipment, net	14,906	22,249

Total assets	$274,140	$240,059

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,112,602	$1,079,909
Unearned revenue and player deposits	1,000	37,000
Convertible note and interest payable to related parties, net of debt discount of $48,074 and $0	1,288,338	1,234,333
Convertible notes, net of debt discount of $177,992 and $0	1,107,008	235,000
Advances	65,000	-
Derivative liabilities	787,664	9,985
Due to related party	563,278	1,095,000
Accrued payroll	191,300	190,000
Other current liabilities	590,323	467,646
Total current liabilities	5,706,513	4,348,873

Convertible notes payable, non-current, net of discounts of $116,158 and $0	130,342	-
Note payable-related party	275,000	-

Total liabilities	6,111,855	4,348,873

Commitments and contigencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: 2,000 and 0 shares
issued and outstanding and December 31, 2010 and 2009	2	-
Common stock and additional paid in capital, $0.001 par value; 90,000,000
shares authorized: 22,151,561 shares issued and outstanding	22,152	22,152
Additional paid-in capital	9,279,220	8,995,659
Accumulated deficit	(15,139,089)	(13,126,625)
Total stockholders' deficit	(5,837,715)	(4,108,814)

Total liabilities and stockholders' equity (deficit)	$274,140	$240,059

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Operations
For the Year Ended December 31,

	2010	2009

Revenue:
Sponsorship and advertising	$25,000	$698,600
Player entry fees	-	789,994

Total revenue	25,000	1,488,594

Operating expenses:
Cost of revenue	-	1,770,446
Sales and marketing	-	66,845
General and administrative	1,296,646	1,790,585
Total operating expenses	1,296,646	3,627,876

Loss from operations	(1,271,646)	(2,139,282)

Other income (expense):
Interest and financing costs	(724,775)	(199,029)
Interest income	17,666	3
Change in fair value of derivative liabilities	(33,709)	92,045
Total other income (expense)	(740,818)	(106,981)

Net loss	$(2,012,464)	$(2,246,263)

Loss per common share -- basic and diluted:
Net loss per common share -- basic diluted	$(0.09)	$(0.10)

Weighted average shares outstanding used in computing net
loss per share -- basic and diluted	22,151,561	22,312,205

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2010 and 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	-	$-	22,803,999	$22,804	$8,867,173	$(10,778,332)	$(1,888,355)
Cumulative effect of change in accounting principle	-	-	-	-	-	(102,030)	(102,030)
Balance, January 1, 2009	-	$-	22,803,999	$22,804	$8,867,173	$(10,880,362)	$(1,990,385)

Warrants issued pursuant to convertible note due to related party	-	-	-	-	11,386	-	11,386
Shares and warrants issued and issuable for services	-	-	250,000	250	18,250	-	18,500
Issuance of shares in settlement of liability	-	-	112,500	113	6,637	-	6,750
Cancellation of shares previously issued for services	-	-	(1,364,938)	(1,365)	1,365	-	-
Compensation related to stock options and warrants	-	-	-	-	84,198	-	84,198
Options exercised in exchange for settlement of accounts payable	-	-	350,000	350	6,650	-	7,000
Net loss	-	-	-	-	-	(2,246,263)	(2,246,263)

Balance, December 31, 2009	-	$-	22,151,561	$22,152	$8,995,659	$(13,126,625)	$(4,108,814)

Compensation related to stock options and warrants	-	-	-	-	105,334	-	105,334
Issuance of 2,000 Series A preferred stock for $100 per share
on April 13, 2010	2,000	2	-	-	199,998	-	200,000
Reclasify fair value of warrants to derivative liability	-	-	-	-	(21,771)	-	(21,771)
Net loss	-	-	-	-	-	(2,012,464)	(2,012,464)

Balance, December 31, 2010	2,000	$2	22,151,561	$22,152	$9,279,220	$(15,139,089)	$(5,837,715)

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2010	2009

Operating activities:
Net loss	$(2,012,464)	$(2,246,263)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8,279	8,376
Amortization of debt discount	227,526	11,000
Share-based payments of consulting and other expenses	105,334	117,198
Change in fair value of derivative liabilities	33,709	(92,045)
Convertible debt issued for compensation	335,000	-
Financing costs	285,699	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(166)	(11,773)
Accounts payable	32,693	612,781
Unearned revenue and player deposits	(36,000)	(17,000)
Accrued interest on related party note payable	130,779	172,076
Due to related party	383,278	370,000
Accrued payroll	1,300	-
Other current liabilities	122,677	43,258

Net cash used in operating activities	(382,356)	(1,032,392)

Investing activities:
Purchases of property and equipment	(936)	(3,489)

Net cash used in investing activities	(936)	(3,489)

Financing activities:
Proceeds from issuance of Series A preferred stock	200,000	-
Proceeds from issuance of convertible debt	150,000	-
Proceeds from advances	65,000	-
Payments on convertible note-related party	(10,000)	-
Proceeds from advances from related parties	6,300	915,000

Net cash provided by financing activities	411,300	915,000

Net increase (decrease) in cash	28,008	(120,881)

Cash -- beginning of period	453	121,334

Cash -- end of period	$28,461	$453

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activities:
Options exercised in exchange for settlement of accounts payable	$-	$7,000
Shares issued in settlement of liability	$-	$6,750

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 1: Business and Organization

On January 31, 2008, Innovative Consumer Products, Inc. (“ICP”), (the “Company”), a public Nevada shell corporation, acquired all of the outstanding capital stock of World Series of Golf, Inc. (“WSG-NV”), a privately-held Nevada corporation engaged in the sports entertainment industry.

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

Note 2: Going Concern

The consolidated financial statements assume that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010, the Company had an accumulated deficit of $15,139,089, negative cash flows from operations since inception, and expects to incur additional losses in the future as the Company continues to develop and grow the business. The Company has funded its losses primarily through sales of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by sponsorships and advertising contracts, licensing arrangements, and tournaments. The further development of the business will require capital. At December 31, 2010, the Company has a working capital deficit of $5,447,279 and cash of $28,461.

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

To attain profitable operations, management is working to develop regional and satellite tournaments both domestically and internationally. In recent months management has successfully obtained a rescission of a previously entered into exclusive licensing agreement, returning control to the Company for all satellite tournament operations as well as ownership and control over all prior and future television programs featuring the Company's tournaments. In addition, the Company is exploring options to generate additional revenue from the redistribution of prior television programming including cable and online options; working to develop online, virtual and simulator games based on the company's patented technology, and working to build and develop sponsorship and partner opportunities. The Company will continue to be dependent on outside capital to fund its operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations. Any financing obtained may further dilute or otherwise impair the ownership interest of the current stockholders. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could modify, delay, or abandon some or all of its plans. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 3: Summary of Critical Accounting Policies and Recently Issued Accounting Standards

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

Concentration of Credit Risk and Significant Customers

During 2009, a significant portion of our revenue was derived from a small number of customers. In 2009, Pocket Kings Ltd. (operator of FullTiltPoker.net) accounted for approximately 25% of total revenue and the Mirage Casino and Hotel accounted for approximately 16% of total revenue.

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

The Company recognizes revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement, either upon completion of the tournament, publication, or airing of the advertising. Upfront non-refundable payments, where the Company is providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions, in which the Company receives goods or services in exchange for sponsorship of tournaments, are recorded at fair value.  Barter transactions accounted for $0 and $329,000 of total revenue for the years ended December 31, 2010 and 2009, respectively

The Company recognizes revenue related to player entry fees upon the successful completion of a scheduled tournament. The Company records player entry fees revenue on a net basis, in that the Company does not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Advertising

Advertising costs, which are included in sales and marketing expenses, are expensed as they are incurred. For the years ended December 31, 2010 and 2009, advertising costs were approximately $0 and $67,000, respectively.

Fair Value Measurements

For certain financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the convertible notes approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

The Company’s derivative liabilities are carried at fair value totaling $787,664and $9,985, as of December 31, 2010 and 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	0.16 to 4. 72	1.4
Risk-free interest rate	0.19 to 2.01%	0.40%
Expected volatility	400%	400%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options.  The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and conversion options. The Company has no reason to believe future volatility, over the expected remaining life of these warrants, will differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.  The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010:

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

	Fair Value	Fair Value Measurements at
	As of	December 31, 2010
	December 31, 2010	Using Fair Value Hierarchy
Liabilities:		Level 1	Level 2	Level 3
Warrant liability	$340,745	-	$340,745	-
Beneficial conversion feature	446,919	$-	446,919	$-
Total	$787,664	$-	$787,664	$-

The Company recognized a loss for the year ended December 31, 2010 of $33,709.  For the year ended December 31, 2009, the Company recognized a gain of $92,045.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2009
	December 31, 2009	Using Fair Value Hierarchy
Liabilities:		Level 1	Level 2	Level 3
Warrant liability	$9,985	-	$9,985	-
Total	$9,985	$-	$9,985	$-

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009
Convertible notes	95,503,409	2,770,000
Stock options	2,085,000	2,085,000
Warrants	22,476,619	3,429,000
	120,065,028	8,284,000

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  There are no uncertain tax positions at December 31, 2010 and 2009.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

Note 4: Convertible Notes – Related Parties

Convertible notes payable to related parties at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009
Convertible notes	$1,210,000	$1,150,000
Debt discount	(48,074)	-
Accrued interest	126,412	84,333
	$1,288,338	$1,234,333

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

On September 30, 2010, the Company issued a $35,000, 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $35,000.  The Company recorded a debt discount of $35,000 and a derivative liability.  The Company will amortize the debt discount over the life of the convertible debenture.  The Company amortized $11,926 of the debt discount during the year ended December 31, 2010 which is recorded in interest and financing costs on the consolidated statement of operations.

On December 31, 2010, the Company issued a 25,000, 8% convertible debenture due June 30, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $25,000.  The Company recorded a debt discount of $25,000 and a derivative liability.  The Company will amortize the debt discount over the life of the convertible debenture.

During the years ended December 31, 2010 and 2009, the Company recorded interest expense of $147,697 and $183,326, respectively, related to the obligations under these convertible notes payable to related parties.

The amortization expense of debt discount for the years ended December 31, 2010 and 2009 was $11,926 and $11,000, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations.

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

Green Life Inc. Convertible Notes

In March, 2010, the Company received an advance from Green Life Inc. (“Green Life”) in the amount of $50,000.  On April 13, 2010, the Company entered into a securities purchase agreement with Green Life pursuant to which the Company issued to Green Life an unsecured convertible debenture in the principal amount of $50,000 and canceled the advance of $50,000.  The convertible note bears interest at 8% per annum, matures on March 31, 2011, and is convertible into shares of common stock at 50% of the closing bid price at the date of conversion. At December 31, 2010, the conversion rate was $0.009.  The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $50,000 debt discount related to the beneficial conversion feature.  During the year ended December 31, 2010, the Company amortized $38,194 of the debt discount, which is included in interest and financing costs in the accompanying consolidated statements of operations.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Convertible Note Exchange – John Slitz

On April 13, 2010, the Company assigned $1,000,000 of the amount due to John Slitz to Green Life and pursuant to an exchange agreement entered into on April 13, 2010, Augustine exchanged $200,000 for a convertible note with an aggregate principal balance of $200,000.  The convertible note bears interest at 8% per annum, matures on April 13, 2011, and is convertible into shares of common stock at 50% of the closing bid price at the date of conversion. At December 31, 2010, the conversion rate was $0.009.  The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $200,000 debt discount related to the beneficial conversion feature.

Convertible Note – Inter-Mountain Capital Corp.

On September 17, 2010, the Company entered into a convertible note and warrant purchase agreement pursuant to which the Company issued and sold to Inter-Mountain Capital Corp. (“Inter-Mountain”), seven secured convertible notes in the aggregate principal amount of $1,446,500 and a five-year warrant to purchase up to 19,047,619 shares of common stock of the Company . The secured convertible notes are due on March 17, 2014, and bear interest at the rate of 6% per annum, payable upon maturity. The secured convertible notes are convertible into the Company’s common stock at a conversion price equal to 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the conversion date.  At December 31, 2010, the conversion rate was $0.012.  The warrant has an exercise price equal to the lower of $1.00 or 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the exercise date. The Warrant may be exercised on a cashless basis.

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

The Company determined that the convertible note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $126,500 debt discount related to the beneficial conversion feature.  During the year ended December 31, 2010, the Company amortized $14,758 of the debt discount, $15,342 of the original issue discount, and $1,750 of the debt issuance costs which is included in interest and financing costs in the accompanying consolidated statements of operations.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The following table summarizes the convertible notes:

Description	Amount
Balance, December 31, 2009	$235,000
Additional notes	1,096,500
Exchange of notes	200,000
Discount on additional notes	(508,000)
Amortization of discount	213,850
1,237,350
Less current portion, December 31, 2010	(1,107,008)
Noncurrent balance, December 31, 2010	$130,342

The Company recorded interest expense of $63,853 and $14,100 related to those notes for the years ended December 31, 2010, and 2009, respectively.

The amortization expense for the years ended December 31, 2010 and 2009 was $215,600 and $0, respectively, and is included in “interest and financing costs: in the accompanying consolidated statements of operations.

Note 6: Stockholders’ Equity (Deficit)

Preferred Stock

Our board of directors has the authority, without action by the stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock.

Common Stock

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

In June 2009, we cancelled 1,364,938 shares previously treated as issued to the Custom Group as services were not provided. During 2007, we issued 2,000,000 million shares of our common stock for marketing-related services to be provided during 2007 by the Custom Group under an operating agreement.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

In connection with the purchase agreement, the Company executed and filed with the Secretary of the State of Nevada a Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock (“Certificate of Designation”). Under the Certificate of Designation, at any time after September 1, 2010, the Preferred Shares are convertible into shares of common stock at a price equal to the average of the closing “volume weighted average price” of the Company’s common stock for the five (5) consecutive trading days prior to conversion. The Certificate of Designation provides that the Preferred Shares shall vote together with the common stock and have 51% of the voting power. It also contains certain approval rights of the holders of the Preferred Shares, which requires the Company to obtain the consent of at least 75% of the outstanding Preferred Shares before taking certain corporate actions such as a merger, payment of dividends, making certain capital expenditures, and the like.

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

Stock Options

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

At December 31, 2010, options to purchase up to 2,085,000 shares of our common stock were outstanding and 1,565,000 shares were available for future grants or awards under our Amended 2009 Plan.

Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).  During August 2010, there was a change in control which resulted in the immediate vesting of the outstanding options.  The Company expensed the remaining unamortized stock based compensation expense of $82,122.

The following table summarizes the option activity:

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2008	-	$-
Granted	2,765,000	$0.07
Forefeited	(330,000)	$0.08
Exercised	(350,000)	$0.02
Outstanding at December 31, 2009	2,085,000	$0.07
Granted	-
Canceled	-
Exercised	-
Outstanding at December 31, 2010	2,085,000	$0.07	8.42	$-
Exercisable at December 31, 2010	2,085,000	$0.07	8.42	$-

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Years Ended December 31,
	2010	2009
Expected dividend yield	*	0%
Risk free interest rate	*	2.6%
Expected stock volatility	*	400%
Expected option life (years)	*	6
Fair value of options granted	*	0.07

* There were no options granted during the year ended December 31, 2010.

The number and weighted average exercise prices of all options outstanding and exercisable as of December 31, 2010 are as follows:

Options Exerciable and Outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2010	Price	(Years)

$0.020	500,000	0.020	8.77
$0.080	585,000	0.080	8.39
$0.090	1,000,000	0.090	8.31
	2,085,000

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Warrants

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

In September  2010, the Company entered into a convertible note and warrant purchase agreement pursuant to which the Company issued and sold to Inter-Mountainl, seven secured convertible notes in the aggregate principal amount of $1,446,500 and a five-year warrant to purchase up to 19,047,619 shares of common stock of the Company . The warrant has an exercise price equal to the lower of $1.00 or 70% of the closing bid price of the common stock for the three trading days with the lowest closing bids during the 20 trading days immediately preceding the exercise date. The Warrant may be exercised on a cashless basis and vested immediately.  The Company determined the fair value of the warrant at September 17, 2010 to be $285,699 using the Black-Scholes option pricing model with the following assumptions: Expected life of 5 years, Volatility of 400%; Dividend yield of 0%; and Risk free interest rate of 1.31%.  The fair value of $285,699 was recorded as “derivative liabilities” with $285,699 recorded as “interest and financing costs” in the consolidated statements of operations.

The following summarizes the warrant activity:

Outstanding at December 31, 2008	1,489,000
Issued	1,940,000
Exercised	-
Expired	-
Outstanding at December 31, 2009	3,429,000
Issued	19,047,619
Exercised	-
Expired	-
Outstanding at December 31, 2010	22,476,619

Weighted avg. Exercise price	$0.97

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

In February 2009, the Company entered into a three-year consulting agreement with the chairman of the board of directors, pursuant to which the Company would pay him monthly cash payments of $15,000.  In June 2009, we granted warrants to purchase 540,000 shares of our common stock at an exercise price of $0.50 per share, with warrants for 60,000 shares vested immediately and warrants for 15,000 shares vesting in monthly installments beginning on the first monthly anniversary of the date of the consulting agreement.  The warrants expire on February 6, 2015. Upon a change of control of our company, all obligations under the consulting agreement become immediately due and payable. The chairman of the board of directors resigned from the Company effective August 13, 2010.  As of December 31, 2010 and 2009, the amounts due under the contract were $270,000 and $180,000.  The Company recorded an expense related to the consulting agreement of $164,918 and $180,000 for the years ended December 31, 2010and 2009, respectively.

On August 13, 2010, Joseph Martinez resigned as chief executive officer, chief financial officer, treasurer, and director.  In connection with the resignation of Mr. Martinez, the Company entered into an agreement of termination and release pursuant to which Mr. Martinez’s employment agreement was terminated.  The Company agreed to pay Mr. Martinez $15,000 in cash per month over a three-month period, and the Company issued Mr. Martinez a three-year note in the principal amount of $275,000, with an interest rate of 1%, maturing on August 13, 2013.  The Company recorded the payable as “note payable-related party” in the accompanying consolidated financial statements.

On August 13, 2010, Joseph Slitz resigned as chairman and director.  In connection with the resignation of Mr. Slitz, the Company entered into an agreement of termination and release with Mr. Slitz, pursuant to which Mr. Slitz’s consulting agreement was terminated.  The Company agreed to pay Mr. Slitz $15,000 in cash per month over a three-month period, issue Mr. Slitz $200,000 in stated value of preferred stock (with terms to be agreed upon by the parties), amend and restate the amended and convertible promissory note, dated May 28, 2009, issued by the Company to The Slitz Family Trust (with terms to be agreed upon by the parties), and the Company’s obligations with respect to $270,000 owed to Mr. Slitz for serviced provided shall remain outstanding (which amount shall be reduced by the $15,000 in cash per month over three month the Company agreed to pay).  As of December 31, 2010, the Company had not issued the preferred stock; therefore, the Company recorded the $200,000 in “due to related party” on the accompanying consolidated financial statements.

On September 30, 2010, the Company issued a $35,000, 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $35,000.  The Company recorded a debt discount of $35,000 and a derivative liability.  The Company amortized the debt discount for $11,926 in the year ended December 31, 2010.

On December 31, 2010, the Company issued a $25,000, 8% convertible debenture due March 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $25,000.  The Company recorded a debt discount of $25,000 and a derivative liability.

Included in “interest and financing costs” in the accompanying consolidated statement of operations, is $147,697 of interest and $11,926 of amortized discount related to the related party debt for the year ended December 31, 2010.  Included in “interest and financing costs” in the accompanying consolidated statement of operations is $183,326 of interest which includes $11,000 of amortized discount related to the related party debt for the year ended December 31, 2009.

Note 8: Income Taxes

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has incurred losses for U.S. income tax purposes of approximately $10,624,000 which can be used to offset future years’ taxable income and these losses expire in the years ending 2025 through 2030 for federal income tax purposes and in the years ending 2017 through 2030 for state income purposes.  The Company’s management has recorded a valuation allowance on the full amount of deferred tax asset related to US income taxes.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent at December 31, 2010 and 2009 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,560,726	$3,414,000
Other	279,000	279,000
Total deferred tax assets	3,839,726	3,693,000
Valuation allowance	(3,839,726)	(3,693,000)
Net deferred tax assets	$-	$-

A reconciliation of the statutory income tax rate and the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years Ended December 31,
	2010		2009
Statutory federal income tax rate	(0.34	) %	(0.34	) %
Non cash interest and financing costs	0.13%		0.03%
Change in value of warrant and derivative liability	0.01%		(0.01	) %
Stock compensation expense	0.02%		0.01%
Accrued payroll and severance	0.11%		0.05%
Other	0.03%		0.09%
Change in valuation allowance	0.04%		0.17%
Effective income tax (benefit) rate	-%		-%

Note 9: Commitments and Contingencies

Severance Agreement – In August 2009, we entered into a severance agreement with our former President, pursuant to which we will pay him severance of $112,500, comprised of a cash payment of $12,500 upon completion of a financing or series of financings totaling at least $1.0 million, additional seven monthly cash payments of $10,000 each, and a final payment on the seventh month of $30,000, after we have consummated a financing or series of financings of at least $2.0 million. We believe it is reasonably possible we will pay the full $112,500, but no amounts have been accrued as of December 31,2010 and 2009 given the contingent nature of the payments.

Rausch Matter — On March 24, 2010, a summons and complaint was filed against the Company by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of the Company’s notes in May 2008 (see Note 5, above), alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. On August 27, 2010, the Company settled for $56,750 and made a $10,000 payment in September 2010.  As of December 31, 2010, the Company owes $46,750.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD SERIES OF GOLF, INC.
By:	/s/ Patrick Brown
Patrick Brown Chief Executive Officer Date: April 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Brown	Chief Executive Officer (principal executive officer)	April 12, 2011
Patrick Brown

/s/ James D. Tilton, Jr.	Chief Financial Officer, Director (principal financial officer, principal accounting officer)	April 12, 2011
James D. Tilton, Jr.

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

3.3
Certificate of Designation, Preference and Rights of the Series A Convertible Preferred Stock of World Series of Golf, Inc. incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010.

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

10.18
Securities Purchase Agreement, dated April 13, 2010, by and between the Company and Green Life, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010.

10.19
$50,000 8% Convertible Debenture dated of March 31, 2010 in favor of Green Life, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010.

10.20
Exchange Agreement dated as of April 13, 2010 by and between World Series of Golf, Inc. and Augustine Fund L.P., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010.

10.21
$200,000 8% Convertible Debenture dated as of April 13, 2010 in favor of Augustine Fund L.P., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2010.

10.22
Agreement of Termination and Release, date August 13, 2010, between the Company and Joseph F. Martinez, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.

10.23
Agreement of Termination and Release, dated August 13, 2010, between the Company and John F. Slitz, Jr. and Slitz and Company, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.

10.24	Promissory Note, dated August 13, 2010, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.

10.25	Company Note #1, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.26	Company Note #2, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.27	Company Note #3, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.28	Company Note #4, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.29	Company Note #5, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.30	Company Note #6, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.31	Company Note #7, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.32	Note and Warrant Purchase Agreement, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.33	Security Agreement, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.34	Warrant to Purchase Shares of Common Stock, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.35	Buyer Trust Deed Note #1, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.36	Buyer Trust Deed Note #2, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.37	Buyer Trust Deed Note #3, incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.38	Buyer Trust Deed Note #4, incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.39	Buyer Trust Deed Note #5, incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.40	Buyer Trust Deed Note #6, incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.41	Trust Deed, incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.42	Deed of Reconveyance, incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.43	Request for Full Reconveyance, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2010.

10.44	Convertible Debenture, dated September 30, 2011, issued to Jim Tilton*

10.45	Convertible Debenture, dated December 31, 2011, issued to Jim Tilton*

14.1	Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 10, 2009.

21.1	Subsidiaries of Registrant:
1. World Series of Golf Online, Inc.
2. L.A.X. Innovations, Inc., a Nevada corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Certain portions of this Exhibit have been omitted pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.