Form 10-Q
period 2011-03-31
World Series of Golf, Inc.
filed 2011-05-13
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

As of May 13, 2011, 24,351,561 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

World Series of Golf, Inc
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Current assets:
Cash	$6,553	$28,461
Prepaid expenses and other assets	244,606	230,773
Total current assets	251,159	259,234

Equipment, net	14,305	14,906

Total assets	$265,464	$274,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,157,220	$1,112,602
Convertible notes and interest payable to related parties, net of debt discount of $43,074 and $48,074	1,332,541	1,288,338
Convertible notes, net of debt discount of $4,444 and $66,250	1,280,556	1,218,750
Advances	65,000	65,000
Derivative liabilities	835,097	787,664
Due to related party	594,778	563,278
Accrued payroll	191,300	191,300
Other current liabilities	638,211	591,323
Total current liabilities	6,094,703	5,818,255

Convertible notes payable, non-current, net of discounts of $202,100 and $227,900	29,000	18,600
Note payable-related party	275,000	275,000

Total liabilities	6,398,703	6,111,855

Commitments and contigencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: 2,000 shares
issued and outstanding at March 31, 2011 and December 31, 2010	2	2
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized: 24,351,561 and 22,151,561 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	24,352	22,152
Additional paid-in capital	9,292,420	9,279,220
Accumulated deficit	(15,450,013)	(15,139,089)
Total stockholders' deficit	(6,133,239)	(5,837,715)

Total liabilities and stockholders' equity (deficit)	$265,464	$274,140

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Sponsorship and advertising	$-	$25,000
Player entry fees	-	-

Total revenue	-	25,000

Operating expenses:
Cost of revenue	-	-
Sales and marketing	-	-
General and administrative	113,627	244,157
Total operating expenses	113,627	244,157

Loss from operations	(113,627)	(219,157)

Other income (expense):
Interest and financing costs	(180,197)	(32,701)
Interest income	15,333	-
Change in fair value of derivative liabilities	(32,433)	903
Total other income (expense)	(197,297)	(31,798)

Net loss	$(310,924)	$(250,955)

Loss per common share -- basic and diluted:
Net loss per common share -- basic diluted	$(0.01)	$(0.01)

Weighted average shares outstanding used in computing net
loss per share -- basic and diluted	22,371,561	22,151,561

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	2,000	$2	22,151,561	$22,152	$9,279,220	$(15,139,089)	$(5,837,715)

Shares issued for conversion of note payable	-	-	2,200,000	2,200	13,200	-	15,400
Net loss	-	-	-	-	-	(310,924)	(310,924)

Balance, March 31, 2011 (unaudited)	2,000	$2	24,351,561	$24,352	$9,292,420	$(15,450,013)	$(6,133,239)

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net loss	$(310,924)	$(250,955)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	601	2,041
Amortization of debt discount	109,106	-
Share-based payments of consulting and other expenses	-	12,280
Change in fair value of derivative liabilities	32,433	(903)
Convertible debt issued for compensation	15,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15,333)	13,125
Accounts payable	44,618	27,673
Accrued interest on related party note payable	24,203	29,140
Due to related party	31,500	150,300
Other current liabilities	46,888	(26,283)

Net cash used in operating activities	(21,908)	(43,582)

Investing activities:
Purchases of property and equipment	-	(937)

Net cash used in investing activities	-	(937)

Financing activities:
Proceeds from advances	-	50,000
Proceeds from advances from related parties	-	6,000

Net cash provided by financing activities	-	56,000

Net increase (decrease) in cash	(21,908)	11,481

Cash -- beginning of period	28,461	453

Cash -- end of period	$6,553	$11,934

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activities:
Issued 2,200,000 shares of common stock for the conversion of $15,400
of convertible promissory notes	$15,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
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

Note 2: Going Concern

The consolidated financial statements assume that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, the Company had an accumulated deficit of $15,450,013, negative cash flows from operations since inception, and expects to incur additional losses in the future as the Company continues to develop and grow the business. The Company has funded its losses primarily through sales of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by sponsorships and advertising contracts, licensing arrangements, and tournaments. The further development of the business will require capital. At March 31, 2011, the Company has a working capital deficit of $5,843,544 and cash of $6,553.

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
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

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

The Company recognizes revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement, either upon completion of the tournament, publication, or airing of the advertising. Upfront non-refundable payments, where the Company is providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions, in which the Company receives goods or services in exchange for sponsorship of tournaments, are recorded at fair value.  Barter transactions accounted for $0 and $25,000 of total revenue for the three months ended March 31, 2011 and 2010, respectively

The Company recognizes revenue related to player entry fees upon the successful completion of a scheduled tournament. The Company records player entry fees revenue on a net basis, in that the Company does not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Advertising

Advertising costs, which are included in sales and marketing expenses, are expensed as they are incurred. For the three months ended March 31, 2011 and 2010, advertising costs were approximately $0.

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

The Company’s derivative liabilities are carried at fair value totaling $835,097 and $787,664, as of March 31, 2011 and December 31, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2011	December 31, 2010
Annual dividend yield	-	-
Expected life (years)	0.04 to 4. 47	0.16 to 4. 72
Risk-free interest rate	0.05 to 2.24%	0.19 to 2.01%
Expected volatility	400%	400%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options.  The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and conversion options. The Company has no reason to believe future volatility, over the expected remaining life of these warrants, will differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.  The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Fair Value As of March 31, 2011	Fair Value Measurements at March 31, 2011 Using Fair Value Hierarchy
Liabilities:		Level 1	Level 2	Level 3
Warrant liability	$314,672	-	$314,672	-
Beneficial conversion feature	520,425	$-	520,425	$-
Total	$835,097	$-	$835,097	$-

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Due to the change in the fair value of derivative liabilities, the Company recognized a loss for the three months ended March 31, 2011 of $32,433.  For the three months ended March 31, 2010, the Company recognized a gain of $903.

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

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options, and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	March 31,
	2011	2010
Convertible notes	107,852,000	48,820,000
Stock options	2,085,000	2,085,000
Warrants	22,253,000	3,429,000
	132,190,000	54,334,000

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  There are no uncertain tax positions at March 31, 2011 and December 31, 2010.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

Note 4: Convertible Notes and Interest payable to Related Parties

Convertible notes payable to related parties at March 31, 2011 and December 31, 2010 consist of the following:

	March 31,	December 31,
	2011	2010
Slitz convertible promissory note amended May 2009. Principal balance of $1,150,000, interest rate of 8% per annum, and a conversion rate of $0.50. Accrued interest at March 31, 2011 and December 31, 2010 is $148,699 and $125,699, respectively. The note is currently past due.	$1,298,699	$1,275,699

Tilton $35,000 convertible promissory note issued September 30, 2010 with a maturity date of March 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at March 31, 2011 and December 31, 2010 was $0.0075 and $0.009, respectively. Accrued interest at March 31, 2011 and December 31, 2010 is $1,407 and $707, respectively. The note is currently past due.	36,407	35,707

Tilton $25,000 convertible promissory note issued December 31, 2010 with a maturity date of June 30, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at March 31, 2011 and December 31, 2010 was $0.0075 and $0.009, respectively. Accrued interest at March 31, 2011 and December 31, 2010 is $506 and $6, respectively.	25,506	25,006

Tilton $15,000 convertible promissory note issued March 31, 2011 with a maturity date of December 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at March 31, 2011 was $0.0075. Accrued interest at March 31, 2011 is $3.	15,003	-
	1,375,615	1,336,412
Debt discounts	(43,074)	(48,074)
Convertible note and interest payable related parties, net	$1,332,541	$1,288,338

During the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $24,203 and $23,000, respectively, related to the obligations under these convertible notes payable to related parties.

The amortization expense of debt discount for the three months ended March 31, 2011 and 2010 was $20,000 and $0, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Note 5: Convertible Notes

The following table summarizes the current convertible notes:

	March 31,	December 31,
	2011	2010
Group $235,000 convertible promissory notes. Interest rate is 6% per annum, and a conversion rate of $0.50. Accrued interest at March 31, 2011 and December 31, 2010 is $83,777 and $80,252, respectively. The note is currently past due.	$235,000	$235,000

Greenlife $50,000 convertible promissory note issued March 31, 2010 with a maturity date of March 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at March 31, 2011 and December 31, 2010 was $0.0075 and $0.009, respectively. Accrued interest at March 31, 2011 and December 31, 2010 is $4,067 and $3,067, respectively. The note is currently past due.	50,000	50,000

Greenlife $800,000 convertible promissory note issued August 13, 2010 with a maturity date of April 13, 2011. Interest rate is 8% per annum with a conversion rate of $0.02. Accrued interest at March 31, 2011 and December 31, 2010 is $41,067 and $25,067, respectively. The note is currently past due.	800,000	800,000

Augustine $200,000 convertible promissory note issued April 13, 2010 with a maturity date of April 13, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at March 31, 2011 and December 31, 2010 was $0.0075 and $0.009, respectively. Accrued interest at March 31, 2011 and December 31, 2010 is $15,689 and $11,689, respectively. The note is currently past due.	200,000	200,000

Convertible notes, current	1,285,000	1,285,000
Debt discounts, current	(4,444)	(66,250)
Convertible notes, current, net	$1,280,556	$1,218,750

The following table summarizes the non-current convertible notes:

	March 31,	December 31,
	2011	2010
Inter-Mountain $1,446,500 convertible promissory note issued September 17, 2010 with a maturity date of March 17, 2014. Interest rate is 6% per annum with a conversion rate of 70% of the closing bid price. The conversion rate at March 31, 2011 and December 31, 2010 was $0.0105 and $0.012, respectively. Amount is net of notes receivable of $1,200,000. Accrued interest at March 31, 2011 and December 31, 2010 is $47,229 and $25,555, respectively.	$231,100	$246,500
	231,100	246,500
Debt discounts, non-current	(202,100)	(227,900)
Convertible notes non-current, net	$29,000	$18,600

During the three months ended March 31, 2011, the Company amortized $12,650 of the debt discount, $13,150 of the original issue discount, and $1,500 of the debt issuance costs which is included in interest and financing costs in the accompanying consolidated statements of operations. The Company recorded interest expense of $46,888 and $4,000 related to those notes for the three months ended March 31, 2011, and 2010, respectively.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

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

On March 23, 2011, Inter-Mountain converted $15,400 of their convertible promissory note into 2,200,000 shares of the Company’s common stock at a conversion price of $.007.

Stock Options

The following table summarizes the option activity:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2010	2,085,000	$0.07
Granted	-
forfeited	(2,085,000)	$0.07
Exercised	-
Outstanding at March 31, 2011	-	$-		$-
Exercisable at March 31, 2011	-	$-	-	$-

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Warrants

The following summarizes the warrant activity:

Outstanding at December 31, 2010	22,476,619
Issued	-
Exercised	-
Expired	(224,000)
Outstanding at March 31, 2011	22,252,619

Weighted avg. Exercise price	$0.95

Note 7: Related Party Transactions

On March 31, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible into common stock at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $15,000.  The Company recorded a debt discount of $15,000 and a derivative liability.

Included in “interest and financing costs” in the accompanying consolidated statement of operations, is $24,203 of interest and $23,000 of amortized discount related to the related party debt for the three months ended March 31, 2011.  Included in “interest and financing costs” in the accompanying consolidated statement of operations is $20,000 of interest which includes $0 of amortized discount related to the related party debt for the three months ended March 31, 2010.

The Company’s CEO is paid by an affiliate company and is reimbursed by the Company.  The Company recorded $30,000 as salary expense during the three months ended March 31, 2011.  The amount payable to the affiliate company at March 31, 2011 and December 31, 2010 was 80,000 and $50,000, respectively.

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

We have held a three-day World Series of Golf tournament in Las Vegas, Nevada during May in 2007, 2008 and 2009. Due to insufficient capital, we have not hosted a tournament in 2010 or 2011, as we previously anticipated. Through our media partners, we broadcast our tournaments on domestic and international television and via other media outlets as live events or as a produced series. We also sell sponsorships for our live tournaments and television coverage. Due to our funding constraints, we have delayed the launch of our multi-player online video game that we are building with our partner, The World Golf Tour, operator of www.wgt.com. We plan to offer through our website, www.worldseriesofgolf.com, a multi-player online video game which we intend to launch during the fourth quarter of 2011.  The multi-player online video game is based on our unique method of play and is tied into a social network/web community where interested players can not only play the online version of The World Series of Golf, but will also be able to communicate with each other, share information, and buy related products online.

We have not generated revenues to date in the 2011 fiscal year. In prior periods, we generated revenue primarily through entry fees paid by the amateur players entering our tournaments, advertising, and sponsorship fees. We anticipate that, once we fully implement our online game strategy, revenue from subscription fees for online games and sponsorship fees to become a material percentage of our total revenues.

Cash Position, Going Concern and Recent Financing Activities

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, we had an accumulated deficit of approximately $15,450,013, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by our sponsorships and advertising, contracts, licensing arrangements, and tournaments. The further development of our business will require capital. At March 31, 2011, we had a working capital deficit (current assets less current liabilities) of $5,843,544 and $6,553 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $21,908 and $43,582 in our operating activities during the three months ended March 31, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses of $310,924, partially offset by the amortization of debt discounts of $109,106. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of $0 and $937 in the three months ended March 31, 2011 and 2010, respectively for the purchase of equipment.

Our financing activities provided cash of approximately $0 and $56,000 in the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2010, we received advances of $56,000 from a related party.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2010, our independent auditors included an explanatory paragraph in their report relating to our consolidated financial statements for the years ended December 31, 2010 and 2009, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010
	Three Months Ended March 31,		Change
	2011	2010	$	%

Sponsorship and advertising	$-	$25,000	$(25,000)		(100	) %
Player entry fees	-	-	-		-%
Total revenue	-	25,000	(25,000)		(100	) %

Operating expenses:
Cost of revenue	-	-	-		-%
Sales and marketing	-	-	-		-%
General and administrative	113,627	244,157	(130,530)		(53	) %
Total operating expenses	113,627	244,157	(130,530)		(53	) %

Gain (loss) from operations	(113,627)	(219,157)	105,530		(48	) %

Other income (expense):
Interest and financing costs	(180,197)	(32,701)	(147,496)		451%
Interest income	15,333	-	15,333		100%
Change in fair value of warrant liability	(32,433)	903	(33,336)		(3,692	) %
Total other income (expense)	(197,297)	(31,798)	(165,499)		520%

Net loss	$(310,924)	$(250,955)	$(59,969)		24%

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the three months ended March 31, 2011, we generated $0 in revenues compared to $25,000 for the three months ended March 31, 2010.  Due to the lack of capital, we were unable to host our tournament during 2011 or 2010.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs.  During the three months ended March 31, 2011 and 2010, we did not incur any costs.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the three months ended March 31, 2011 and 2010.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $147,496 or 451% in the three months ended March 31, 2011 compared to 2010 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  During the three months ended March 31, 2011, we amortized $109,106 of the debt discount which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended March 31, 2011, the fair value increased $32,433 due to the decrease in share price from $0.017 at December 31, 2010 to $0.015 at March 31, 2011.  During the three months ended March 31, 2010, the fair value decreased $902 due to the increase in share price from $0.012 at December 31, 2009 to $0.014 at March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective, on a timely basis, in recording, processing, summarizing, and reporting information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to James D. Tilton, Jr., the Company’s chief financial officer. The convertible debenture into common stock is convertible at 50% of the common stock price at the date the Company receives notice of conversion. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Item 3: Defaults Upon Senior Securities

As of the filing of this document, we are currently in default on the following debt:

•	The Slitz convertible promissory note: Principal and interest owed as of the date of this filing is $1,309,688.
•	The Tilton $35,000 convertible promissory note: Principal and interested owed as of the date of this filing is $36,742.
•	The Group$235,000 convertible promissory notes: Principal and interest owed as of the date of this filing is $320,461.
•	The Greenlife $50,000 convertible promissory note: Principal and interest owed as of the date of this filing is $54,544.
•	The Greenlife $800,000 convertible promissory note: Principal and interest owed as of the date of this filing is $848,711.
•	The Augustine $200,000 convertible promissory note: Principal and interest owed as of the date of this filing is $217,600.

Item 4: (Removed and Reserved)

Item 5: Other Information

None.

Item 6: Exhibits

10.1	Convertible Debenture, dated March 31, 2011
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD SERIES OF GOLF, INC.

Dated: May 13, 2011	By:	/s/ James D. Tilton, Jr.,
James D. Tilton, Jr.
Chief Financial Officer
(Principal Financial Officer)