Form 10-Q
period 2011-06-30
World Series of Golf, Inc.
filed 2011-08-10
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 5, 2011, 24,431,561 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

World Series of Golf, Inc
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS
Current assets:
Cash	$578	$28,461
Prepaid expenses and other assets	257,940	230,773
Total current assets	258,518	259,234

Equipment, net	12,539	14,906

Total assets	$271,057	$274,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,214,604	$1,112,602
Convertible notes and interest payable to related parties, net of debt discount of $32,796 and $48,074	1,382,595	1,288,338
Convertible notes, net of debt discount of $124,635 and $66,250	1,204,965	1,218,750
Advances	65,000	65,000
Derivative liabilities	802,654	787,664
Due to related party	536,018	563,278
Accrued payroll	191,300	191,300
Other current liabilities	686,318	591,323
Total current liabilities	6,083,454	5,818,255

Convertible notes payable, non-current, net of discounts of $89,858 and $227,900	141,242	18,600
Note payable-related party	275,000	275,000

Total liabilities	6,499,696	6,111,855

Commitments and contigencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: 2,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	2	2
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized: 25,431,561 and 22,151,561 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	25,432	22,152
Additional paid-in capital	9,317,540	9,279,220
Accumulated deficit	(15,571,613)	(15,139,089)
Total stockholders' deficit	(6,228,639)	(5,837,715)

Total liabilities and stockholders' equity (deficit)	$271,057	$274,140

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Sponsorship and advertising	$-	$-	$-	$25,000
Player entry fees	-	-	-	-

Total revenue	-	-	-	25,000

Operating expenses:
Cost of revenue	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	71,365	410,933	184,992	655,090
Total operating expenses	71,365	410,933	184,992	655,090

Loss from operations	(71,365)	(410,933)	(184,992)	(630,090)

Other income (expense):
Interest and financing costs	(141,712)	(106,160)	(321,909)	(138,861)
Interest income	14,834	-	30,167	-
Change in fair value of derivative liabilities	76,643	(14,714)	44,210	(13,811)
Total other income (expense)	(50,235)	(120,874)	(247,532)	(152,672)

Net loss	$(121,600)	$(531,807)	(432,524)	$(782,762)

Loss per common share -- basic and diluted:
Net loss per common share -- basic diluted	$(0.00)	$(0.02)	(0.02)	$(0.04)

Weighted average shares outstanding used in computing net loss per share -- basic and diluted	24,683,869	22,151,561	23,534,102	22,151,561

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	2,000	$2	22,151,561	$22,152	$9,279,220	$(15,139,089)	$(5,837,715)

Shares issued for conversion of note payable	-	-	3,280,000	3,280	38,320	-	41,600
Net loss	-	-	-	-	-	(432,524)	(432,524)

Balance, June 30, 2011 (unaudited)	2,000	$2	25,431,561	$25,432	$9,317,540	$(15,571,613)	$(6,228,639)

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010

Operating activities:
Net loss	$(432,524)	$(782,762)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,367	4,105
Amortization of debt discount	177,935	56,333
Share-based payments of consulting and other expenses	-	23,213
Change in fair value of derivative liabilities	(44,210)	13,811
Convertible debt issued for compensation	30,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(30,167)	17,500
Accounts payable	102,002	(26,368)
Unearned revenue and player deposits	-	(36,000)
Accrued interest on related party note payable	48,979	70,869
Due to related party	(27,260)	90,000
Accrued payroll	-	259,500
Other current liabilities	94,995	6,814

Net cash used in operating activities	(77,883)	(302,985)

Investing activities:
Purchases of property and equipment	-	(936)

Net cash used in investing activities	-	(936)

Financing activities:
Proceeds from issuance of Series A preferred stock	-	200,000
Proceeds from issuance of convertible debt	50,000	50,000
Proceeds from advances	-	65,000
Payments on convertible note-related party	-	(10,000)
Proceeds from advances from related parties	-	6,300

Net cash provided by financing activities	50,000	311,300

Net increase (decrease) in cash	(27,883)	7,379

Cash -- beginning of period	28,461	453

Cash -- end of period	$578	$7,832

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of amount due to related party to convertible note	$-	$921,300
Issued 3,280,000 shares of common stock for the conversion of $20,800 of convertible promissory notes and $20,800 of related derivative liabilities	$41,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
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

Note 2: Going Concern

The consolidated financial statements assume that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, the Company had an accumulated deficit of $15,571,613, negative cash flows from operations since inception, and expects to incur additional losses in the future as the Company continues to develop and grow the business. The Company has funded its losses primarily through sales of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by sponsorships and advertising contracts, licensing arrangements, and tournaments. The further development of the business will require capital. At June 30, 2011, the Company has a working capital deficit of $5,824,936 and cash of $578.

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
For the Six months ended June 30, 2011 and 2010
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

The Company recognizes revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement, either upon completion of the tournament, publication, or airing of the advertising. Upfront non-refundable payments, where the Company is providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions, in which the Company receives goods or services in exchange for sponsorship of tournaments, are recorded at fair value.  Barter transactions accounted for $0 of total revenue for the three and six months ended June 30, 2011, and $0 and $25,000 of total revenue for the three and six months ended June 30, 2010, respectively

The Company recognizes revenue related to player entry fees upon the successful completion of a scheduled tournament. The Company records player entry fees revenue on a net basis, in that the Company does not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
(Unaudited)

Advertising

Advertising costs, which are included in sales and marketing expenses, are expensed as they are incurred. For the three and six months ended June 30, 2011 and 2010 advertising costs were approximately $0.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s derivative liabilities are carried at fair value totaling $802,654 and $787,664, as of June 30, 2011 and December 31, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2011	December 31, 2010
Annual dividend yield	-	-
Expected life (years)	0.01 to 4.22	0.16 to 4. 72
Risk-free interest rate	0.01 to 1.76%	0.19 to 2.01%
Expected volatility	400%	400%

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
(Unaudited)

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Fair Value As of June 30, 2011	Fair Value Measurements at June 30, 2011 sing Fair Value Hierarchy
Liabilities:		Level 1	Level 2	Level 3
Warrant liability	$208,865	$-	$208,865	$-
Beneficial conversion feature	593,789	-	593,789	-
Total	$802,654	$-	$802,654	$-

Due to the change in the fair value of derivative liabilities, the Company recognized a gain for the three and six months ended June 30, 2011 of $76,643 and $44,210, respectively.  For the three and six months ended June 30, 2010, the Company recognized a loss of $14,714 and $13,811, respectively.

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

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options, and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	June 30,
	2011	2010
Convertible notes	154,622,000	76,350,847
Stock options	2,085,000	2,085,000
Warrants	21,038,000	3,429,000
	177,745,000	81,864,847

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
For the Six months ended June 30, 2011 and 2010
(Unaudited)

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  There are no uncertain tax positions at June 30, 2011 and December 31, 2010.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
(Unaudited)

Note 4: Convertible Notes and Interest payable to Related Parties

Convertible notes and interest payable to related parties at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Slitz convertible promissory note amended May 2009. Principal balance of $1,150,000, interest rate of 8% per annum, and a conversion rate of $0.50. Accrued interest at June 30, 2011 and December 31, 2010 is $171,954 and $125,699, respectively. The note is currently past due.	$1,321,954	$1,275,699

Tilton $35,000 convertible promissory note issued September 30, 2010. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at June 30, 2011 and December 31, 2010 was $0.005 and $0.009, respectively. Accrued interest at June 30, 2011 and December 31, 2010 is $2,116 and $707, respectively. The note is currently past due.	37,116	35,707

Tilton $25,000 convertible promissory note issued December 31, 2010 with a maturity date of June 30, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at June 30, 2011 and December 31, 2010 was $0.005 and $0.009, respectively. Accrued interest at June 30, 2011 and December 31, 2010 is $1,011 and $6, respectively. The note is currently past due.	26,011	25,006

Tilton $15,000 convertible promissory note issued March 31, 2011 with a maturity date of December 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at March 31, 2011 was $0.005. Accrued interest at June 30, 2011 is $307.	15,307	-

Tilton $15,000 convertible promissory note issued June 30, 2011 with a maturity date of December 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at June 30, 2011 was $0.005. Accrued interest at June 30, 2011 is $3.	15,003	-
	1,415,391	1,336,412
Debt discounts	(32,796)	(48,074)
Convertible note and interest payable related parties, net	$1,382,595	$1,288,338

During the three and six months ended June 30, 2011 the Company recorded interest expense of $24,776 and $48,979, respectively, and during the three and six months ended June 30, 2010, the Company recorded interest expense of $41,729 and $70,869, respectively, related to the obligations under these convertible notes payable to related parties.

The amortization expense of debt discount for the three and six months ended June 30, 2011 was $25,278 and $45,278, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations. The amortization expense of debt discount for the three and six months ended June 30, 2010 was $0.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
(Unaudited)

Note 5: Convertible Notes

The following table summarizes the current convertible notes:

	June 30, 2011	December 31, 2010
Group $235,000 convertible promissory notes. Interest rate is 6% per annum, and a conversion rate of $0.50. Accrued interest at June 30, 2011 and December 31, 2010 is $87,341 and $80,252, respectively. The note is currently past due.	$235,000	$235,000

Greenlife $50,000 convertible promissory note issued March 31, 2010. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at June 30, 2011 and December 31, 2010 was $0.005 and $0.009, respectively. Accrued interest at June 30, 2011 and December 31, 2010 is $5,078 and $3,067, respectively. The note is currently past due.	50,000	50,000

Greenlife $800,000 convertible promissory note issued August 13, 2010. Interest rate is 8% per annum with a conversion rate of $0.02. Accrued interest at June 30, 2011 and December 31, 2010 is $57,244 and $25,067, respectively. The note is currently past due.	800,000	800,000

Greenlife $50,000 convertible promissory note issued April 7, 2011 with a maturity date of June 30, 2012. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at June 30, 2011 was $0.005. Accrued interest at June 30, 2011 is $944.	50,000	-

Augustine $200,000 convertible promissory note issued April 13, 2010. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at June 30, 2011 and December 31, 2010 was $0.005 and $0.009, respectively. Accrued interest at June 30, 2011 and December 31, 2010 is $19,700 and $11,689, respectively. The note is currently past due.	194,600	200,000

Convertible notes, current	1,329,600	1,285,000
Debt discounts, current	(124,635)	(66,250)
Convertible notes, current, net	$1,204,965	$1,218,750

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
(Unaudited)

The following table summarizes the non-current convertible notes:

	June 30, 2011	December 31, 2010
Inter-Mountain $1,446,500 convertible promissory note issued September 17, 2010 with a maturity date of March 17, 2014. Interest rate is 6% per annum with a conversion rate of 70% of the closing bid price. The conversion rate at June 30, 2011 and December 31, 2010 was $0.007 and $0.012, respectively. Amount is net of notes receivable of $1,200,000. Accrued interest at June 30, 2011 and December 31, 2010 is $68,934 and $25,555, respectively.	$231,100	$246,500
	231,100	246,500
Debt discounts, non-current	(89,858)	(227,900)
Convertible notes non-current, net	$141,242	$18,600

During the three and six months ended June 30, 2011, the Company amortized $28,902 and $103,358, respectively, of the debt discount, $13,150 and $26,300 of the original issue discount, and $1,500 and $3,000 of the debt issuance costs which is included in interest and financing costs in the accompanying consolidated statements of operations. The Company recorded interest expense of $48,107 and $94,995 related to those notes for the three and six months ended June 30, 2011, respectively.  The Company recorded interest expense of $8,093 and $11,623 related to those notes for the three and six months ended June 30, 2010, respectively.

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

On June 3, 2011, Augustine converted $5,400 of their convertible promissory note into 1,080,000 shares of the Company’s common stock at a conversion price of $.005.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Six months ended June 30, 2011 and 2010
(Unaudited)

Stock Options

The following table summarizes the option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,085,000	$0.07	8.42
Granted	-
forfeited	(2,085,000)	$0.07	7.92
Exercised	-
Outstanding at June 30, 2011	-	$-		$-
Exercisable at June 30, 2011	-	$-	-	$-

Warrants

The following summarizes the warrant activity:

Outstanding at December 31, 2010	22,476,619
Issued	-
Exercised	-
Expired	(1,439,000)
Outstanding at June 30, 2011	21,037,619

Weighted avg. Exercise price	$0.95

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

On June 30, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible into common stock at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $15,000.  The Company recorded a debt discount of $15,000 and a derivative liability.

Included in “interest and financing costs” in the accompanying consolidated statement of operations, is $24,776 and $48,979 of interest and $25,278 and $45,278 of amortized discount related to the related party debt for the three and six months ended June 30, 2011, respectively.  Included in “interest and financing costs” in the accompanying consolidated statement of operations is $38,376 and $71,203 of interest which includes $0 and $0 of amortized discount related to the related party debt for the six months ended June 30, 2010.

The Company’s CEO is paid by an affiliate company and is reimbursed by the Company.  The Company recorded $30,000 and $60,000 respectively, as salary expense during the three and six months ended June 30, 2011.  The amount payable to the affiliate company at June 30, 2011 and December 31, 2010 was 35,518 and $50,000, respectively.

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

Cash Position, Going Concern and Recent Financing Activities

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, we had an accumulated deficit of approximately $15,571,613, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by our sponsorships and advertising, contracts, licensing arrangements, and tournaments. The further development of our business will require capital. At June 30, 2011, we had a working capital deficit (current assets less current liabilities) of $5,824,936 and $578 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $77,883 and $302,985 in our operating activities during the six months ended June 30, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses of $432,524, partially offset by the amortization of debt discounts of $177,935, an increase in accounts payable of $102,002 and an increase in other current liabilities of $94,995. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of $0 and $936 in the six months ended June 30, 2011 and 2010, respectively for the purchase of equipment.

Our financing activities provided cash of approximately $50,000 and $311,300 in the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, we received proceeds from issuing a convertible note payable of $50,000.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

	Three Months Ended June 30,		Change
	2011	2010	$	%

Sponsorship and advertising	$-	$-	$-	-%
Player entry fees	-	-	-	-%
Total revenue	-	-	-	-%

Operating expenses:
Cost of revenue	-	-	-	-%
Sales and marketing	-	-	-	-%
General and administrative	71,365	410,933	(339,568)	(83)%
Total operating expenses	71,365	410,933	(339,568)	(83)%

Gain (loss) from operations	(71,365)	(410,933)	339,568	(83)%

Other income (expense):
Interest and financing costs	(141,712)	(106,160)	(35,552)	33%
Interest income	14,834	-	14,834	100%
Change in fair value of warrant liability	76,643	(14,714)	91,357	(621)%
Total other income (expense)	(50,235)	(120,874)	70,639	(58)%

Net loss	$(121,600)	$(531,807)	$410,207	(77)%

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the three months ended June 30, 2011 and 2010, we did not generate revenues.  Due to the lack of capital, we were unable to host our tournament during 2011 or 2010.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs.  During the three months ended June 30, 2011 and 2010, we did not incur any costs.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the three months ended June 30, 2011 and 2010.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased to $71,365 in the three months ended June 30, 2011 compared to $410,933 in the three months ended June 30, 2010 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $35,552 or 33% in the three months ended June 30, 2011 compared to 2010 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  During the three months ended June 30, 2011 and 2010, we amortized $68,830 and $0 of the debt discount, respectively, which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended June 30, 2011, the fair value increased $91,357due to the decrease in share price from $0.017 at December 31, 2010 to $0.01 at June 30, 2011.  During the three months ended June 30, 2010, the fair value increased $14,174.

	Six Months Ended June 30,		Change
	2011	2010	$	%

Sponsorship and advertising	$-	$25,000	$(25,000)	(100)%
Player entry fees	-	-	-	-%
Total revenue	-	25,000	(25,000)	(100)%

Operating expenses:
Cost of revenue	-	-	-	-%
Sales and marketing	-	-	-	-%
General and administrative	184,992	655,090	(470,098)	(72)%
Total operating expenses	184,992	655,090	(470,098)	(72)%

Gain (loss) from operations	(184,992)	(630,090)	445,098	(71)%

Other income (expense):
Interest and financing costs	(321,909)	(138,861)	(183,048)	132%
Interest income	30,167	-	30,167	100%
Change in fair value of warrant liability	44,210	(13,811)	58,021	(420)%
Total other income (expense)	(247,532)	(152,672)	(94,860)	62%

Net loss	$(432,524)	$(782,762)	$350,238	(45)%

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the six months ended June 30, 2011, we generated $0 in revenues compared to $25,000 for the six months ended June 30, 2010.  Due to the lack of capital, we were unable to host our tournament during 2011 or 2010.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs.  During the six months ended June 30, 2011 and 2010, we did not incur any costs.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the six months ended June 30, 2011 and 2010.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased to $184,992 in the six months ended June 30, 2011 compared to $655,090 in the six months ended June 30, 2010 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $183,048 or 132% in the six months ended June 30, 2011 compared to 2010 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  During the six months ended June 30, 2011 and 2010, we amortized $177,936 and $56,333 of the debt discount which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of Warrant Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the six months ended June 30, 2011, the fair value increased $58,021 due to the decrease in share price from $0.017 at December 31, 2010 to $0.01 at June 30, 2011.  During the six months ended June 30, 2010, the fair value increased $13,811.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments we hold. ASC Topic 825, “Financial Instruments” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments, their expected realization, and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to James D. Tilton, Jr., the Company’s chief financial officer. The convertible debenture into common stock is convertible at 50% of the common stock price at the date the Company receives notice of conversion. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Item 3: Defaults Upon Senior Securities

As of the filing of this document, we are currently in default on the following debt:

●	The Slitz convertible promissory note: Principal and interest owed as of the date of this filing is $1,321,954.
●	The Tilton $35,000 convertible promissory note: Principal and interested owed as of the date of this filing is $37,116.
●	The Tilton $25,000 convertible promissory note: Principal and interested owed as of the date of this filing is $26,011.
●	The Group $235,000 convertible promissory notes: Principal and interest owed as of the date of this filing is $322,341.
●	The Greenlife $50,000 convertible promissory note: Principal and interest owed as of the date of this filing is $55,078.
●	The Greenlife $800,000 convertible promissory note: Principal and interest owed as of the date of this filing is $857,244.
●	The Augustine $200,000 convertible promissory note: Principal and interest owed as of the date of this filing is $214,300.

Item 4: (Removed and Reserved)

Item 5: Other Information

None.

Item 6: Exhibits

10.1	Convertible Debenture, dated June 30, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD SERIES OF GOLF, INC.

Dated: August 10, 2011	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr., Chief Financial Officer
(Principal Financial Officer)