Form 10-Q
period 2011-09-30
World Series of Golf, Inc.
filed 2011-11-21
CIK 1389879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 333-140685

WORLD SERIES OF GOLF, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	87-0719383 (I.R.S. Employer Identification No.)

123 W. Nye Lane #129
Carson City, NV  89706
 (Address of Principal Executive Offices) (Zip Code)

(502) 636-2807
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

          As of November 14, 2011, 60,015,872 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

World Series of Golf, Inc
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Current assets:
Cash	$7,996	$28,461
Prepaid expenses and other assets	271,773	230,773
Total current assets	279,769	259,234

Equipment, net	10,754	14,906

Total assets	$290,523	$274,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,245,659	$1,112,602
Convertible notes and interest payable to related parties, net of debt discount of $14,574 and $48,074	1,441,171	1,288,338
Convertible notes, net of debt discount of $98,927 and $66,250	1,212,908	1,218,750
Advances	170,000	65,000
Derivative liabilities	625,875	787,664
Due to related party	485,018	563,278
Accrued payroll	191,300	191,300
Other current liabilities	734,373	591,323
Total current liabilities	6,106,304	5,818,255

Convertible notes payable, non-current, net of discounts of $76,708 and $227,900	99,985	18,600
Note payable-related party	275,000	275,000

Total liabilities	6,481,289	6,111,855

Commitments and contigencies

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: 2,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	2	2
Common stock and additional paid in capital, $0.001 par value; 90,000,000 shares authorized: 47,285,634 and 22,151,561 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	47,286	22,152
Additional paid-in capital	9,440,030	9,279,220
Accumulated deficit	(15,678,084)	(15,139,089)
Total stockholders' deficit	(6,190,766)	(5,837,715)

Total liabilities and stockholders' equity (deficit)	$290,523	$274,140

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended Septmeber 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Sponsorship and advertising	$-	$-	$-	$25,000
Player entry fees	-	-	-	-

Total revenue	-	-	-	25,000

Operating expenses:
Cost of revenue	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	94,422	269,201	279,414	924,291
Total operating expenses	94,422	269,201	279,414	924,291

Loss from operations	(94,422)	(269,201)	(279,414)	(899,291)

Other income (expense):
Interest and financing costs	(146,989)	(422,706)	(468,898)	(561,567)
Interest income	15,333	2,333	45,500	2,333
Change in fair value of derivative liabilities	119,607	(15,881)	163,817	(29,692)
Total other income (expense)	(12,049)	(436,254)	(259,581)	(588,926)

Net loss	$(106,471)	$(705,455)	(538,995)	$(1,488,217)

Loss per common share -- basic and diluted:
Net loss per common share -- basic diluted	$(0.00)	$(0.03)	(0.02)	$(0.07)

Weighted average shares outstanding used in computing net loss per share -- basic and diluted	34,375,493	22,151,561	27,187,611	22,151,561

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	2,000	$2	22,151,561	$22,152	$9,279,220	$(15,139,089)	$(5,837,715)

Shares issued for conversion of note payable	-	-	25,134,073	25,134	160,810	-	185,944
Net loss	-	-	-	-	-	(538,995)	(538,995)

Balance, September 30, 2011 (unaudited)	2,000	$2	47,285,634	$47,286	$9,440,030	$(15,678,084)	$(6,190,766)

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc
Consolidated Statements of Cash Flows
	Nine Months Ended September 30,
	2011	2010

Operating activities:
Net loss	$(538,995)	$(1,488,217)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,152	6,192
Amortization of debt discount	251,515	143,197
Share-based payments of consulting and other expenses	-	105,334
Change in fair value of derivative liabilities	(163,817)	42,711
Convertible debt issued for compensation	45,000	35,000
Financing costs	-	285,699
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(45,500)	15,168
Accounts payable	133,057	2,452
Unearned revenue and player deposits	-	(36,000)
Accrued interest on related party note payable	74,333	108,923
Due to related party	(78,260)	111,300
Accrued payroll	-	309,700
Other current liabilities	143,050	18,904

Net cash used in operating activities	(175,465)	(339,637)

Investing activities:
Purchases of property and equipment	-	(936)

Net cash used in investing activities	-	(936)

Financing activities:
Proceeds from issuance of Series A preferred stock	-	200,000
Proceeds from issuance of convertible debt	50,000	150,000
Proceeds from advances	105,000	71,300
Payments on convertible note-related party	-	(10,000)

Net cash provided by financing activities	155,000	411,300

Net increase (decrease) in cash	(20,465)	70,727

Cash -- beginning of period	28,461	453

Cash -- end of period	$7,996	$71,180

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of amount due to related party to convertible note	$-	$921,300
Issued 25,134,073 shares of common stock for the conversion of $92,972 of convertible promissory notes and $92,972 of related derivative liabilities	$185,944	$-

The accompanying notes are an integral part of these consolidated financial statements.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
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

Note 2: Going Concern

The consolidated financial statements assume that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2011, the Company had an accumulated deficit of $15,678,084, negative cash flows from operations since inception, and expects to incur additional losses in the future as the Company continues to develop and grow the business. The Company has funded its losses primarily through sales of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by sponsorships and advertising contracts, licensing arrangements, and tournaments. The further development of the business will require capital. At September 30, 2011, the Company has a working capital deficit of $5,826,535 and cash of $7,996.

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
For the Nine months ended September 30, 2011 and 2010
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

The Company recognizes revenue from sponsorship and advertising agreements when earned in connection with the applicable tournament as set forth in the sponsorship or advertising agreement, either upon completion of the tournament, publication, or airing of the advertising. Upfront non-refundable payments, where the Company is providing continuing services related to the airing of a tournament series, are deferred and recognized as revenue over the contract period. Revenues and related expenses from barter transactions, in which the Company receives goods or services in exchange for sponsorship of tournaments, are recorded at fair value.  Barter transactions accounted for $0 of total revenue for the three and nine months ended September 30, 2011, and $0 and $25,000 of total revenue for the three and nine months ended September 30, 2010, respectively

The Company recognizes revenue related to player entry fees upon the successful completion of a scheduled tournament. The Company records player entry fees revenue on a net basis, in that the Company does not record gifted or sponsored buy-ins to player entry fees revenue with an offset to expense. Player entry fees collected prior to a scheduled tournament are deferred and recognized when earned upon the occurrence of the scheduled tournament.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)

Advertising

Advertising costs, which are included in sales and marketing expenses, are expensed as they are incurred. For the three and nine months ended September 30, 2011 and 2010 advertising costs were approximately $0.

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

The Company’s derivative liabilities are carried at fair value totaling $625,875 and $787,664, as of September 30, 2011 and December 31, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2011	December 31, 2010
Annual dividend yield	-	-
Expected life (years)	0.01 to 3.97	0.16 to 4.72
Risk-free interest rate	0.02 to .96%	0.19 to 2.01%
Expected volatility	400%	400%

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2011
	September 30, 2011	Using Fair Value Hierarchy
Liabilities:		Level 1	Level 2	Level 3
Warrant liability	$60,019	$-	$60,019	$-
Beneficial conversion feature	565,856	-	565,856	-
Total	$625,875	$-	$625,875	$-

Due to the change in the fair value of derivative liabilities, the Company recognized a gain for the three and nine months ended September 30, 2011 of $119,607 and $163,817, respectively.  For the three and nine months ended September 30, 2010, the Company recognized a loss of $15,881 and $29,692, respectively.

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

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options, and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	September 30,
	2011	2010
Convertible notes	408,277,540	84,821,831
Stock options	-	2,085,000
Warrants	21,037,619	22,476,619
	429,315,159	109,383,450

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
For the Nine months ended September 30, 2011 and 2010
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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  There are no uncertain tax positions at June 30, 2011 and December 31, 2010.

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

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)

Note 4: Convertible Notes and Interest payable to Related Parties

Convertible notes and interest payable to related parties at September 30, 2011 and December 31, 2010 consist of the following:
	September 30,	December 31,
	2011	2010
Slitz convertible promissory note amended May 2009. Principal balance of $1,150,000, interest rate of 8% per annum, and a conversion rate of $0.50. Accrued interest at September 30, 2011 and December 31, 2010 is $195,465 and $125,699, respectively. The note is currently past due.	$1,345,466	$1,275,699

Tilton $35,000 convertible promissory note issued September 30, 2010. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 and December 31, 2010 was $0.0015 and $0.009, respectively. Accrued interest at September 30, 2011 and December 31, 2010 is $2,831 and $707, respectively. The note is currently past due.	37,831	35,707

Tilton $25,000 convertible promissory note issued December 31, 2010 with a maturity date of June 30, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 and December 31, 2010 was $0.005 and $0.009, respectively. Accrued interest at September 30, 2011 and December 31, 2010 is $1,522 and $6, respectively. The note is currently past due.	26,522	25,006

Tilton $15,000 convertible promissory note issued March 31, 2011 with a maturity date of December 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 was $0.0015. Accrued interest at September 30, 2011 is $613.	15,613	-

Tilton $15,000 convertible promissory note issued June 30, 2011 with a maturity date of December 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 was $0.0015. Accrued interest at September 30, 2011 is $310.	15,310	-

Tilton $15,000 convertible promissory note issued September 30, 2011 with a maturity date of December 31, 2011. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 was $0.0015. Accrued interest at September 30, 2011 is $3.	15,003	-
	1,455,745	1,336,412
Debt discounts	(14,574)	(48,074)
Convertible note and interest payable related parties, net	$1,441,171	$1,288,338

During the three and nine months ended September 30, 2011 the Company recorded interest expense of $25,354 and $74,333, respectively, and during the three and nine months ended September 30, 2010, the Company recorded interest expense of $38,054 and $108,923, respectively, related to the obligations under these convertible notes payable to related parties.

The amortization expense of debt discount for the three and nine months ended September 30, 2011 was $33,222 and $78,500, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations. The amortization expense of debt discount for the three and nine months ended September 30, 2010 was $0.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)
Note 5: Convertible Notes

The following table summarizes the current convertible notes:

	September 30,	December 31,
	2011	2010
Group $235,000 convertible promissory notes. Interest rate is 6% per annum, and a conversion rate of $0.50. Accrued interest at September 30, 2011 and December 31, 2010 is $90,944 and $80,252, respectively. The note is currently past due.	$235,000	$235,000

Greenlife $50,000 convertible promissory note issued March 31, 2010. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 and December 31, 2010 was $0.0015 and $0.009, respectively. Accrued interest at September 30, 2011 and December 31, 2010 is $6,092 and $3,067, respectively. The note is currently past due.	45,500	50,000

Greenlife $800,000 convertible promissory note issued August 13, 2010. Interest rate is 8% per annum with a conversion rate of $0.02. Accrued interest at September 30, 2011 and December 31, 2010 is $73,600 and $25,067, respectively. The note is currently past due.	800,000	800,000

Greenlife $50,000 convertible promissory note issued April 7, 2011 with a maturity date of June 30, 2012. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 was $0.0015. Accrued interest at September 30, 2011 is $1,967.	50,000	-

Augustine $200,000 convertible promissory note issued April 13, 2010. Interest rate is 8% per annum with a conversion rate of 50% of the closing bid price. The conversion rate at September 30, 2011 and December 31, 2010 was $0.0015 and $0.009, respectively. Accrued interest at September 30, 2011 and December 31, 2010 is $23,552 and $11,689, respectively. The note is currently past due.	181,335	200,000

Convertible notes, current	1,311,835	1,285,000
Debt discounts, current	(98,927)	(66,250)
Convertible notes, current, net	$1,212,908	$1,218,750

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)

The following table summarizes the non-current convertible notes:
	September 30,	December 31,
	2011	2010
Inter-Mountain $1,446,500 convertible promissory note issued September 17, 2010 with a maturity date of March 17, 2014. Interest rate is 6% per annum with a conversion rate of 70% of the closing bid price. The conversion rate at Septmeber 30, 2011 and December 31, 2010 was $0.002 and $0.012, respectively. Amount is net of notes receivable of $1,200,000. Accrued interest at September 30, 2011 and December 31, 2010 is $90,438 and $25,555, respectively.	$176,693	$246,500
	176,693	246,500
Debt discounts, non-current	(76,708)	(227,900)
Convertible notes non-current, net	$99,985	$18,600

During the three and nine months ended September 30, 2011, the Company amortized $25,708 and $129,066, respectively, of the debt discount, $13,150 and $39,450 of the original issue discount, and $1,500 and $4,500 of the debt issuance costs which is included in interest and financing costs in the accompanying consolidated statements of operations. The Company recorded interest expense of $48,054 and $143,049 related to those notes for the three and nine months ended September 30, 2011, respectively.  The Company recorded interest expense of $12,089 and $23,712 related to those notes for the three and nine months ended September 30, 2010, respectively.

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

On July 13, 2011, Inter-Mountain converted $9,701 of their convertible promissory note into 2,500,000 shares of the Company’s common stock at a conversion price of $.004.

On July 27, 2011, Inter-Mountain converted $10,033 of their convertible promissory note into 2,150,000 shares of the Company’s common stock at a conversion price of $.005.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)

On July 28, 2011, Augustine converted $5,000 of their convertible promissory note into 1,575,143 shares of the Company’s common stock at a conversion price of $.003.

On August 8, 2011, Inter-Mountain converted $10,733 of their convertible promissory note into 2,300,000 shares of the Company’s common stock at a conversion price of $.005.

On August 18, 2011, Augustine converted $2,750 of their convertible promissory note into 1,189,412 shares of the Company’s common stock at a conversion price of $.002.

On August 22, 2011, Inter-Mountain converted $10,733 of their convertible promissory note into 2,400,000 shares of the Company’s common stock at a conversion price of $.005.

On September 7, 2011, Inter-Mountain converted $7,000 of their convertible promissory note into 2,500,000 shares of the Company’s common stock at a conversion price of $.003.

On September 9, 2011, Augustine converted $5,515 of their convertible promissory note into 1,622,059 shares of the Company’s common stock at a conversion price of $.003.

On September 20, 2011, Redwood Management converted $2,500 of their convertible promissory note into 1,388,888 shares of the Company’s common stock at a conversion price of $.002.

On September 27, 2011, Inter-Mountain converted $6,207 of their convertible promissory note into 2,800,000 shares of the Company’s common stock at a conversion price of $.002.

On September 27, 2011, Redwood Management converted $2,000 of their convertible promissory note into 1,428,571 shares of the Company’s common stock at a conversion price of $.001.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)
Stock Options

The following table summarizes the option activity:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2010	2,085,000	$0.07	8.42
Granted	-
forfeited	(2,085,000)	$0.07	7.92
Exercised	-
Outstanding at September 30, 2011	-	$-		$-
Exercisable at September 30, 2011	-	$-	-	$-

Warrants

The following summarizes the warrant activity:

Outstanding at December 31, 2010	22,476,619
Issued	-
Exercised	-
Expired	(1,439,000)
Outstanding at September 30, 2011	21,037,619

Weighted avg. Exercise price	$0.95

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

On September 30, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to Jim Tilton for accrued compensation expense.  The convertible debenture is convertible into common stock at 50% of the common stock price at the date the Company receives notice of conversion.  The Company determined that the convertible debenture contains a beneficial conversion feature which the Company valued at $15,000.  The Company recorded a debt discount of $15,000 and a derivative liability.

Included in “interest and financing costs” in the accompanying consolidated statement of operations, is $25,354 and $74,333 of interest and $33,222 and $78,500 of amortized discount related to the related party debt for the three and nine months ended September 30, 2011, respectively.  Included in “interest and financing costs” in the accompanying consolidated statement of operations is $38,054 and $108,923 of interest which includes $0 and $0 of amortized discount related to the related party debt for the nine months ended September 30, 2010.

World Series of Golf, Inc.
Notes to Consolidated Financial Statements
For the Nine months ended September 30, 2011 and 2010
(Unaudited)

The Company’s CEO is paid by an affiliate company and is reimbursed by the Company.  The Company recorded $26,769 and $86,769 respectively, as salary expense during the three and nine months ended September 30, 2011.  The amount payable to the affiliate company at September 30, 2011 and December 31, 2010 was 117,029 and $50,000, respectively.

Note 8: Subsequent Events

On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of our notes in May 2008 alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925. On November 11, 2011, judgment was entered against the Company in the amount of $46,750 plus pre-judgment interest of $3,866.48.

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

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

Cash Position, Going Concern and Recent Financing Activities

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2011, we had an accumulated deficit of approximately $15,678,000, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by our sponsorships and advertising, contracts, licensing arrangements, and tournaments. The further development of our business will require capital. At September 30, 2011, we had a working capital deficit (current assets less current liabilities) of $5,826,535 and $7,996 in cash. Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $175,465 and $339,637 in our operating activities during the nine months ended September 30, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses of $538,995, partially offset by the amortization of debt discounts of $251,515, an increase in accounts payable of $133,057 and an increase in other current liabilities of $143,050. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of $0 and $936 in the nine months ended September 30, 2011 and 2010, respectively for the purchase of equipment.

Our financing activities provided cash of approximately $155,000 and $411,300 in the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, we received proceeds from issuing a convertible note payable of $50,000 and advances of $105,000.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the three months ended September 30, 2011 and 2010, we did not generate revenues.  Due to the lack of capital, we were unable to host our tournament during 2011 or 2010.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs.  During the three months ended September 30, 2011 and 2010, we did not incur any costs.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the three months ended September 30, 2011 and 2010.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased to $94,422 in the three months ended September 30, 2011 compared to $269,201 in the three months ended September 30, 2010 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs decreased $275,717 or 65% in the three months ended September 30, 2011 compared to 2010 due to the decrease in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  During the three months ended September 30, 2011 and 2010, we amortized $73,580 and $86,864 of the debt discount, respectively, which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of derivative Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the three months ended September 30, 2011, the fair value decreased $119,607 due to the decrease in share price from $0.017 at December 31, 2010 to $0.003 at September 30, 2011.  During the three months ended September 30, 2010, the fair value increased $15,881.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenue: We generate revenue primarily through a combination of (1) the sale of sponsorships and advertising in connection with our tournaments, (2) the license of our proprietary marks/brands, and (3) entry fees paid by the players entering our golf tournaments. During the nine months ended September 30, 2011, we generated $0 in revenues compared to $25,000 for the nine months ended September 30, 2010.  Due to the lack of capital, we were unable to host our tournament during 2011 or 2010.

Cost of Revenue: Cost of revenue primarily consists of barter transactions, player payout (tournament prizes), media production costs, and other event costs.  During the nine months ended September 30, 2011 and 2010, we did not incur any costs.

Sales and Marketing: Sales and marketing expense consists primarily of consulting, public relations, sales materials, and advertising.  We did not incur any sales and marketing expenses during the nine months ended September 30, 2011 and 2010.

General and Administrative: General and administrative expense consists primarily of salaries and other personnel-related expenses to support our tournament operations, professional fees (e.g., accounting and legal), corporate insurance, and facilities costs. General and administrative expenses decreased to $279,414 in the nine months ended September 30, 2011 compared to $924,291 in the nine months ended September 30, 2010 due to continued cost reductions in the current year.

Interest and Financing Costs: Interest and financing costs increased $92,669 or 17% in the nine months ended September 30, 2011 compared to 2010 due to the increase in convertible notes and the amortization of debt discounts associated with the convertible notes issued during the quarter.  During the nine months ended September 30, 2011 and 2010, we amortized $251,515 and $143,197 of the debt discount which is recorded in “interest and financing costs” on the consolidated statements of operations.

Change in Fair Value of Derivative Liability: The fair value of the derivative liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). During the nine months ended September 30, 2011, the fair value increased $163,817 due to the decrease in share price from $0.017 at December 31, 2010 to $0.003 at September 30, 2011.  During the nine months ended September 30, 2010, the fair value increased $29,692.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On March 24, 2010, a summons and complaint was filed against us by Walter Rausch in a matter entitled Walter Rausch v. World Series of Golf, Inc., United States District Court, District of Nevada, Case No: 2:10-cv-00412. Mr. Rausch, a purchaser of a convertible note, in a private placement of our notes in May 2008 alleges damages in the amount of $93,925, representing the principal of $85,000 plus accrued interest through March 9, 2010 of $8,925.  On November 11, 2011, judgment was entered against us in the amount of $46,750 plus pre-judgment interest of $3,866.48.

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

On June 30, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to James D. Tilton, Jr., the Company’s chief financial officer. The convertible debenture into common stock is convertible at 50% of the common stock price at the date the Company receives notice of conversion. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering

On September 30, 2011, the Company issued a $15,000, 8% convertible debenture due December 31, 2011 to James D. Tilton, Jr., the Company’s chief financial officer. The convertible debenture into common stock is convertible at 50% of the common stock price at the date the Company receives notice of conversion. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Item 3: Defaults Upon Senior Securities

As of the filing of this document, we are currently in default on the following debt:

•	The Slitz convertible promissory note: Principal and interest owed as of the date of this filing is $1,321,954.
•	The Tilton $35,000 convertible promissory note: Principal and interested owed as of the date of this filing is $37,116.
•	The Tilton $25,000 convertible promissory note: Principal and interested owed as of the date of this filing is $26,011.
•	The Group $235,000 convertible promissory notes: Principal and interest owed as of the date of this filing is $322,341.
•	The Greenlife $50,000 convertible promissory note: Principal and interest owed as of the date of this filing is $55,078.
•	The Greenlife $800,000 convertible promissory note: Principal and interest owed as of the date of this filing is $857,244.
•	The Augustine $200,000 convertible promissory note: Principal and interest owed as of the date of this filing is $214,300.

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

Dated: November 21, 2011	WORLD SERIES OF GOLF, INC.

	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr., Chief Financial Officer
(Principal Financial Officer)